Form 10-Q
period 1996-03-31
BLUE DIAMOND HOTEL & CASINO INC
filed 1996-05-15
CIK 918875

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                                QUARTERLY REPORT
                        Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended March 31, 1996              Commission File Number 0-20648


                        BLUE DIAMOND HOTEL & CASINO, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                                 88-0253124
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     c/o Boomtown, Inc.
 P.O. Box 399, Verdi, Nevada                                      89439-0399
(Addressed of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (702) 345-8643


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X   No
                                                      -----    -----

On May 13, 1996, the registrant had outstanding 100 shares of its Common Stock, no par value.

                        BLUE DIAMOND HOTEL & CASINO, INC.


PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements (Unaudited)

              Balance Sheets, September 30, 1995 and March 31, 1996.......3

              Statements of Operations For the Three and  Six Months
              Ended March 31, 1995 and 1996...............................4

              Condensed Statements of Cash Flows For the Six Months
              Ended March 31, 1995 and 1996...............................5

              Notes to Financial Statements...............................6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................9


PART II.  OTHER INFORMATION


     Item 1.  Legal Proceedings...........................................13

     Item 5.  Other Information...........................................13

     Item 6.  Exhibits and Reports on Form 8-K............................13


SIGNATURES................................................................14


SCHEDULE OF EXHIBITS......................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                                 BALANCE SHEETS
                                 (in thousands)

                                                    September 30,  March 31,
                                                        1995         1996
                                                     -----------------------
                                                                  (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                          $  2,630     $  3,142
   Accounts receivable, net                                208          329
   Income taxes receivable                               3,608        5,496
   Inventories                                             873          846
   Prepaid expenses                                      1,350        1,284
   Other current assets                                    214          213
                                                     ---------     --------
         Total current assets                            8,883       11,310
Property and equipment, net                              5,761        5,750
Investment in lease, net                                13,077       12,805
Other assets                                             1,186        1,024
                                                     ---------     --------
     Total assets                                     $ 28,907     $ 30,889
                                                     ---------     --------
                                                     ---------     --------
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
   Accounts payable                                   $  1,119     $    973
   Accrued compensation                                    545          718
   Other accrued liabilities                             2,042        1,715
   Note payable - Boomtown, Inc.                        32,775       37,319
   Accrued interest payable - Boomtown, Inc.             3,754        5,483
   Long-term debt due within one year (Note 2)             587          708
                                                     ---------     --------
         Total current liabilities                      40,822       46,916
Commitment and contingencies (Note 3)
Long-term debt due after one year (Note 2)                 894          353
Stockholders' deficit:
   Common stock, no par value, 2,500 shares
      authorized, 100 shares issued and outstanding          1            1
   Accumulated deficit                                 (12,810)     (16,381)
                                                     ---------     --------
         Total stockholders' deficit                   (12,809)     (16,380)
                                                     ---------     --------
      Total liabilities and stockholders' deficit     $ 28,907     $ 30,889
                                                     ---------     --------
                                                     ---------     --------



                             See accompanying notes.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                            STATEMENT OF OPERATIONS
                                (in thousands)
                                  (unaudited)


                                             Three Months Ended      Six Months Ended
                                                   March 31,             March 31,
                                               1995        1996       1995       1996
                                             -------     -------    -------    -------
Revenues:
   Gaming                                    $ 8,611     $ 8,326    $16,892    $16,314
   Food and beverage                           1,880       2,024      3,695      3,841
   Hotel and recreational vehicle park         1,272       1,518      2,503      2,876
   Family entertainment center                    76          54        159        117
   Mini-mart                                      33          38         71         76
   Showroom                                       37           -         53          -
   Other income                                  224         131        424        283
                                             -------     -------    -------    -------
                                              12,133      12,091     23,797     23,507

Costs and expenses:
   Gaming                                      3,096       3,088      6,298      5,959
   Gaming equipment leases                       666         666      1,332      1,332
   Food and beverage                           2,274       2,294      4,457      4,966
   Hotel and recreational vehicle park           607         578      1,185      1,133
   Family entertainment center                    55          23         98         49
   Mini-mart                                      22          21         46         42
   Showroom                                       46           -         55          -
   Marketing                                   1,081       1,470      2,332      2,806
   General and administrative                  4,659       4,955      9,579     10,097
   Depreciation and amortization                 296         346        711        665
                                             -------     -------    -------    -------
                                              12,802      13,441     26,093     27,049

Loss from operations                            (669)     (1,350)    (2,296)    (3,542)
Interest and other expense, net               (1,095)       (994)    (1,506)    (1,771)
                                             -------     -------    -------    -------
Loss before income tax benefit                (1,764)     (2,344)    (3,802)    (5,313)
Income tax benefit                              (533)       (783)    (1,399)    (1,742)
                                             -------     -------    -------    -------
Net loss                                     $(1,231)    $(1,561)   $(2,403)   $(3,571)
                                             -------     -------    -------    -------
                                             -------     -------    -------    -------

                             See accompanying notes.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (unaudited)


                                                                 Six Months Ended
                                                                     March 31,
                                                                 1995         1996
                                                               --------     -------
Cash flows from operating activities:
   Net loss                                                    $(2,403)     $(3,571)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Depreciation and amortization                                   711          665
   Income taxes receivable                                         305       (1,889)
   Accounts payable                                                355         (146)
   Other accrued liabilities                                      (655)        (328)
   Accrued interest payable - Boomtown, Inc.                     1,364        1,728
   Other adjustments, net                                          (79)         312
                                                                ------      -------
      Net cash used in operating activities                       (402)      (3,229)
                                                                ------      -------
Cash flows from investing activities:
   Proceeds from sale of property and equipment                  1,017          --
   Payments for purchases of property and equipment               (280)        (161)
                                                                ------      -------
        Net cash (used in) provided by investing activities        737         (161)
                                                                ------      -------
Cash flows from financing activities:
   Note payable - Boomtown, Inc., net                              104        4,322
   Proceeds from long-term debt                                    758          163
   Principal payments on long-term debt                           (353)        (583)
                                                                ------      -------
      Net cash provided by financing activities                    509        3,902
                                                                ------      -------
Net increase in cash and cash equivalents                          844          512

Cash and cash equivalents:
   Beginning of period                                           1,815        2,630
                                                                ------      -------
   End of period                                                $2,659      $ 3,142
                                                                ------      -------
                                                                ------      -------


                             See accompanying notes.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

     BASIS OF PRESENTATION AND NATURE OF BUSINESS - Blue Diamond Hotel & Casino, Inc. (the "Company" or "Blue Diamond"), a Nevada Corporation incorporated on November 1, 1989, is a wholly-owned subsidiary of Boomtown, Inc. ("Boomtown"). Previously, Boomtown owned 50% of the Company and Edward P. Roski, Jr. ("Roski"), owned the remaining 50% of the Company. Roski is a member of the Board of Directors of Boomtown and an affiliate of IVAC, a California general partnership, which owns the land and building leased by the Company for the Resort. Boomtown has loaned IVAC $27.3 million (the "IVAC Loans") which was used to help construct the resort. The IVAC Loans are secured by separate deeds of trust on the Resort, which deeds of trusts are subordinate to separate deeds of trust securing Blue Diamond and Boomtown's obligations in connection with Boomtown's Indenture (as defined under "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Boomtown, Inc., Form 10-K for the period ending September 30, 1995). Boomtown receives interest income of $2.7 million annually from IVAC as a result of these loans. In turn, Blue Diamond pays rent to IVAC in the amount of $5.4 million annually to lease the facility. After commencement of operations, Boomtown exercised its option to purchase all of Roski's ownership interest in the Company for 714,286 shares of Boomtown's Common Stock. This along with capitalized interest of $1.2 million, is shown as an investment in lease on the accompanying balance sheets. The Company has certain renewal options in certain very limited circumstances. The Company has an option to purchase the resort from IVAC exercisable during a period of six months beginning in May 1996 in exchange for, at IVAC's option, either 1) shares of the Company's Common Stock (which would be at a minimum of 2.5 million shares) or 2) cash (which amount would be a minimum of $40 million).
At the time of exercise, the investment in lease would be capitalized as part of the resort purchase price. In addition, the Company's loans to IVAC, including accrued interest, would be capitalized as part of the resort purchase price. The Company does not currently intend to exercise the resort purchase option.

     Should the Company not exercise the Resort Purchase Option prior to the expiration of the option term, Blue Diamond would not have the right to renew its current lease of the Resort which expires in July 1999 (the "Expiration Date"), and would effectively lose all interest in the resort upon the Expiration Date. If the Company does not exercise the purchase option, upon the expiration of the lease, IVAC will have a right to purchase at book value all of the Company's furniture, fixtures and equipment. Further, should the Company not exercise the Resort Purchase Option, at the end of the option term, if it expires unexercised, the investment in lease (with a carrying value of approximately $12.8 million at March 31, 1996) will be expensed and IVAC, would be required to repay the loans made by Boomtown within 30 months after the Resort Option has expired (May 1999).

     INTERIM FINANCIAL INFORMATION - The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments,

                       BLUE DIAMOND HOTEL & CASINO, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

which the Company considers necessary for a fair presentation of its financial position at March 31, 1996, the results of operations for the three and six months ended March 31, 1996 and 1995, respectively and cash flows for the six months ended March 31, 1996 and 1995 have been included. The Company's operations are seasonal and thus operating results for the three and six months ended March 31, 1996 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 1995.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

2.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                        September 30, 1995        March 31, 1996
                                        ------------------        --------------
     11.5% note payable                    $  808,000               $  645,000
     Capital lease obligations                673,000                  416,000
                                           ----------               ----------
                                            1,481,000                1,061,000
     Less amounts due within one year         587,000                  708,000
                                           ----------               ----------
                                           $  894,000               $  353,000
                                           ----------               ----------
                                           ----------               ----------


     The 11.5% note payable is secured by furniture, fixtures and equipment. The note matures in September 1997.

     The capital lease obligations are for equipment that require monthly payments of approximately $30,000 and mature July 1997.

3.  COMMITMENTS AND CONTINGENCIES

     On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a limited guarantee by the Company. As defined in the Indenture to the Notes, the Company's guarantee is limited to loans made by Boomtown to IVAC ($27.3 million at March 31, 1996) and any outstanding liability related to advances received by the Company from Boomtown ($37.3 million at March 31, 1996).

     The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operating leases; limitations on dividends, repurchases of capital stock of Boomtown and redemption's of

                        BLUE DIAMOND HOTEL & CASINO, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of Notes.

     In addition, the Company is a guarantor for a ship mortgage with an outstanding balance of $3.8 million at March 31, 1996, of Louisiana - I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

     The Partnership is also a guarantor of a note payable with an outstanding balance of $466,000 at March 31, 1996, of Mississippi - I Gaming, L.P., a majority owned and controlled Partnership of Boomtown.

4.  MANAGEMENT FEE

     Boomtown is responsible for managing the operations of the Company and all of its other subsidiaries (collectively the "Subsidiaries"). During the second fiscal quarter and six months ended March 31, 1996, Boomtown charged its Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). During the quarter and six months ended March 31, 1996, the Company recorded Management Fees in the amount of $228,000 and $408,000, respectively.

5.  COMMON STOCK OUTSTANDING AND NET LOSS PER SHARE

     The Company is a wholly-owned and consolidated subsidiary of Boomtown, Inc. There are 100 shares of Company stock issued and there are no Common Stock equivalents outstanding. Therefore, the net loss per share of the unconsolidated subsidiary has little or no meaning and are not presented here-in.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the quarters and six months ended March 31, 1995 and 1996:


(thousands)                                  Quarter Ended                         Six Months Ended
(unaudited)                                    March 31,                               March 31,
                                       1995                1996                1995                1996
                                 ----------------     ---------------     --------------      ---------------
Revenues:
   Gaming                        $ 8,611    71.0%     $ 8,326   68.9%     $16,892   71.0%     $16,314   69.4%
   Non-gaming                      3,522    29.0%       3,765   31.1%       6,905   29.0%       7,193   30.6%
                                 ----------------     ---------------     --------------      ---------------
                                  12,133   100.0%      12,091  100.0%      23,797  100.0%      23,507  100.0%
Operating costs and expenses:
   Gaming                          3,762    31.0%       3,754   31.0%       7,630   32.1%       7,291   31.0%
   Non-gaming                      3,004    24.8%       2,916   24.1%       5,841   24.5%       6,190   26.4%
   Marketing, general and
       administrative              5,740    47.3%       6,425   53.0%      11,911   50.1%      12,903   54.9%
   Depreciation and
       amortization                  296     2.4%         346    2.9%         711    3.0%         665    2.8%
                                 ----------------     ---------------     --------------      ---------------
                                  12,802   105.5%      13,441  111.2%      26,093  109.6%      27,049  115.1%
Loss from operations               (669)    (5.5%)     (1,350) (11.2%)     (2,296)  (9.6%)     (3,542) (15.1%)
Interest and other expense,
       net                       (1,095)    (9.0%)       (994)  (8.2%)     (1,506)  (6.3%)     (1,771)  (7.5%)
                                 ----------------     ---------------     --------------      ---------------
Loss before income
       tax benefit               (1,764)   (14.5%)     (2,344) (19.4%)     (3,802) (16.0%)     (5,313) (22.6%)
Income tax benefit                 (533)    (4.4%)       (783)  (6.5%)     (1,399)  (5.9%)     (1,742)  (7.4%)
                                 ----------------     ---------------     --------------      ---------------
Net loss                         (1,231)   (10.1%)    $(1,561) (12.9%)     (2,403) (10.1%)    $(3,571) (15.2%)
                                 ----------------     ---------------     --------------      ---------------
                                 ----------------     ---------------     --------------      ---------------


     Total revenues for the quarter ended March 31, 1996 were $12.1 million, $42,000 lower than during the same prior year period. Gaming revenues are derived from slot machines and video gaming machines, various table games, and keno. During the first half of fiscal 1996 the Company recorded gaming revenues of $16.3 million, 3% lower than the prior year. The decline in gaming revenues during the current year periods resulted from lower hold percentages on gaming machines, as well as disruption to the gaming floor during the second quarter from remodeling the casino lay out.

     Non-gaming revenues consist of revenues from food and beverage sales, a 300 room hotel, a 460-space full service recreational vehicle park, and other entertainment amenities. Non-gaming revenues for the quarter and six months ended March 31, 1996 were $3.8 million and $7.2 million, respectively, compared to $3.5 million and $6.9 million for the same prior year periods. The increase in non-gaming revenues resulted from higher food and beverage sales and improved occupancy at the hotel and RV park.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The gaming margin decreased 6% for the second quarter of fiscal 1996 to $4.6 million. This compares to $4.8 million in the same prior year quarter. During the first six months of fiscal 1996, the gaming margin fell slightly to $9.0 million from $9.3 million in the prior year. As a percentage of gaming revenue, the margin remained at approximately 55% of gaming revenues.

     Marketing expenses were $1.5 million and $2.8 million for the current quarter and six month period, as compared with $1.1 million and $2.3 million for the same prior year periods. Marketing expenses consist primarily of costs associated with printed advertising, outdoor signs, media advertising, promotional events, direct mailings, and bus programs. The increases are a result of additional promotional events, designed to stimulate gaming play.

     General and administrative ("G&A") expenses were $4.9 million and $10.1 million for the quarter and six months ended March 31, 1996. This represents increases of 6.4% and 5.4%, respectively, compared to the same prior year periods. The increase in G&A primarily resulted from management fees charged to the Company by Boomtown. Boomtown is responsible for managing the operations of the Company and charges a pro-rata share of the costs incurred relative to this management function. During the quarter and six months ended March 31, 1996, the Company recorded management fees in the amount of $228,000 and $408,000, respectively. During the prior year period, management fees were not charged.

     Depreciation expense for the quarter and six months ended March 31, 1996 was $210,000 and $393,000, and amortization expense related to the investment in lease of $136,000 and $272,000, respectively. The Company incurred interest expense of $996,000, interest income of $3,000 and a loss on the sale of assets of $2,000 during the second fiscal quarter of 1996. For the six months of fiscal 1996, interest expense was $1.8 million, interest income of $5,000 and a loss on the sale of assets of $2,000. The majority of interest expense incurred is toward the outstanding note payable to Boomtown.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity at March 31, 1996 was cash and cash equivalents of approximately $3.1 million, an increase of $512,000 from September 30, 1995. Operating Cash flow has continued to be negative and has been so over the past five quarters. Cash deficiencies have been funded by Boomtown, through a note payable to Boomtown. Net cash used in operating activities for the six months ended March 31, 1996 was $3.2 million compared to net cash used of $402,000 in the prior year commensurate period. The decrease in operating cash flow resulted primarily from a $290,000 reduction in revenues combined with higher operating costs of approximately $1.0 million.

     Net uses of cash in investing activities for the six months ended March 31, 1996 totaled $161,000, toward the purchase of property and equipment. Net cash provided from financing activities for the first six months of fiscal 1996 were $3.9 million, primarily related to the advanced from Boomtown as the Company has continued to experience cash flow deficiencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996 the Company's debt was primarily comprised of $37.3 million note payable to Boomtown, Inc. and other notes and leases payable of $1.1 million on furniture, fixtures and equipment.

     In November 1993, Boomtown closed the issuance and sale of an aggregate of $103.5 million principal amount of 11.5% First Mortgage Notes due November 1, 2003 (the "Notes") and warrants to purchase 472,500 shares of Boomtown's Common Stock. Payment of the principal, interest and any other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Boomtown. The Company has provided a guarantee of the Notes which is limited as follows: until the Company has exercised the Resort Purchase Option, (A) the Company's liability under its guarantee will be limited to an amount equal to the sum of outstanding principal balance from time to time of
(x) loans, investments and other transfers of assets made to the Company by Boomtown, Inc., any other guarantor subsidiary of Boomtown, Inc. and certain other material subsidiaries which may be in existence and (y) loans made by Boomtown to IVAC, a California general partnership, the entity which constructed the Resort, and (B) the Company's guarantee is triggered by Specific Events of Default rather than all events of default set forth in the Indenture.

     Currently, the Company's current available cash and cash equivalents and anticipated cash flow from operations, are not sufficient to fund the Company's working capital and normal recurring capital expenditures. Boomtown has agreed to continue to fund the Company's negative cash flows and add such advances to the note due Boomtown. The executed note agreement with Boomtown states that principal and interest is to be paid from all available funds as soon as such payment becomes practical, and in no event later than November 1998. Management of Boomtown will not require payments except to the extent of the Company's available cash flows which have not yet been realized. Interest is calculated on the note at 11.5% and is based on the average monthly outstanding balance. Payments will be applied first to accrued interest and then to principal.

     Future operating results of the Company as well as the Company's cash position may be affected by a number of factors, including without limitation, seasonality, weather conditions, the general level of demand for casino gaming and entertainment facilities, competition in the gaming industry, and uncertainties in general economic, regulatory and political conditions affecting the gaming industry. For example, the Company is highly dependent on the Las Vegas local market. The Company believes it has been adversely affected to date by the intense competition in this local market and although the Company is implementing marketing efforts to increase attendance at its Las Vegas casino, there can be no assurance that the Company will be able to compete effectively.

     The statements set forth above regarding the Company's estimates of its liquidity and capital expenditure requirements and the sufficiency of its resources are "forward looking statements" within the Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Future operating results could be adversley affected by a number of factors, including without limitation, seasonality, weather conditions, the general level of demand for casino gaming and entertainment facilities, competition in the gaming industry and uncertainties in general economic, regulatory and political conditions affecting the gaming industry, difficulties in

LIQUIDITY AND CAPITAL RESOURCES

integrating the businesses of Boomtown and Hollywood Park following the proposed merger and lack of financing following the proposed merger with Hollywood Park. Any of the above factors, among others, could cause the Company's operating results to be weaker than expected, and could cause the Company's cash requirements to differ materially from the Company's estimates.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         NONE

ITEM 5.  OTHER INFORMATION.

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits enclosed herein are detailed on the Schedule of Exhibits on page 15.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                      Blue Diamond Hotel & Casino, Inc.
                                      Registrant



Date:   May 14, 1996                  /s/ Phil Bryan
                                      ------------------------------------
                                      Phil Bryan, President;
                                      Chief Operating Officer



Date:   May 14, 1996                  /s/ Jon Whipple
                                      ------------------------------------
                                      Jon Whipple, Corporate Controller,
                                      Principal Accounting and Financial Officer

                              SCHEDULE OF EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION

10.1(1) Memorandum of Understanding dated March 15, 1993 among Boomtown, Inc., Industry Hills Visitor Accommodations Center, Blue Diamond Hotel & Casino, Inc. ("Blue Diamond"), Majestic Realty Co. ("Majestic"), and Edward P. Roski, Jr. ("Roski").

10.2(2) Stockholders and Affiliates Agreement dated as of June 30, 1993 by and among Blue Diamond, Edward P. Roski, Sr., Roski, Boomtown, Inc., IVAC, a California general partnership formerly known as Industry Hills Visitor Accommodations Center, a California general partnership ("IVAC") and Majestic.

10.3(5) First Amendment to and Clarification of Stockholders and Affiliates Agreement dated as of November 10, 1993 between Blue Diamond, Edward P. Roski, Sr., Roski, Roski, the Roski Community Property Trust, the Roski Senior Revocable Trust, Boomtown, Inc., IVAC and Majestic.

10.4(2)   Lease dated as of June 30, 1993 between IVAC and Blue Diamond.

10.5(5) First Amendment to lease dated as of November 10, 1993 between IVAC and Blue Diamond.

10.6(2) Purchase Option Agreement dated as of June 30, 1993 by and among IVAC, Boomtown, Inc. and Blue Diamond.

10.7(5) Amendment to Purchase Option Agreement; Consent to Assignment dated as of November 10, 1993 between IVAC, Boomtown, Inc. and Blue Diamond.

10.8(2) Development and Pre-Opening Services Agreement dated as of June 30, 1993 between Boomtown, Inc., Blue Diamond and IVAC.

10.9(2) Management Agreement dated as of June 30, 1993 between Boomtown, Inc., Blue Diamond.

10.10(2) Affiliate Loan Agreement dated as of June 30, 1993 by and among IVAC, Majestic and Boomtown, Inc.

10.11(2) Bridge Loan Agreement dated as of June 30, 1993 by and among IVAC and Boomtown, Inc.

10.12(5) Amendment No. 1 to Bridge Loan Agreement dated as of November 10, 1993 between IVAC and Boomtown, Inc.

EXHIBIT
NUMBER                             DESCRIPTION

10.13(2) Trademark License Agreement dated as of June 30, 1993 by and between Boomtown, Inc. and Blue Diamond.

10.14(2) Boomtown Stockholders Agreement dated as of June 30, 1993 by and among Boomtown, IVAC and Roski.

10.15(2) Standard Form Agreement Between Owner and Designer/Builder, Part I Agreement - Preliminary Design and Budgeting, dated as of May 10, 1993 between IVAC and Commerce Construction Co., Inc., and the Standard Form of Agreement Between Owner and Designer/Builder, Part 2
          Agreement - Final Design and Construction dated as of May 17, 1993 between Commerce Construction Co., Inc. and related documents.

10.16(5) Subordination Agreement dated as of November 10, 1993 between Majestic, IVAC and Boomtown, Inc.

10.17(5) Omnibus Consent Agreement dated as of November 10, 1993 between Blue Diamond, Edward P. Roski, Sr., Roski, Roski, the Roski Community Property Trust, the Roski Senior Revocable Trust, Boomtown, Inc., IVAC and Majestic.

10.18(3) Purchase Agreement dated as of November 3, 1993 among Boomtown, Inc., Boomtown Hotel & Casino, Inc., Blue Diamond, Louisiana-I Gaming, L.P., Louisiana Gaming Enterprises, Inc., Mississippi-I Gaming, L.P., Bayview Yacht Club, Inc., Oppenheimer & Co., Inc. and Sutro & Co. Incorporated.

10.19(4) Stock Acquisition Agreement and Plan of Reorganization dated June 30, 1994 by and between Boomtown, Inc. and Roski.

- - ------------------------------

(1) Incorporated by reference to the exhibit filed with Boomtown's Current Report on Form 8-K filed with the SEC on March 18, 1993.

(2) Incorporated by reference to the exhibit filed with Boomtown's Current Report on Form 8-K filed with the SEC on July 28, 1993.

(3) Incorporated by reference to the exhibit filed with Boomtown's Form 10-K for the fiscal year ended September 30, 1993.

(4) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1994.

(5) Incorporated by reference to the exhibit filed with Boomtown's Form 10-K for the fiscal year ended September 30, 1994.