Form 10-Q
period 1996-06-30
BLUE DIAMOND HOTEL & CASINO INC
filed 1996-08-14
CIK 918875

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-Q



                                 QUARTERLY REPORT
                         Pursuant to Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934


For the quarter ended June 30, 1996               Commission File Number 0-20648


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No
                                           ----       ----

On August 14, 1996 the registrant had outstanding 100 shares of its Common Stock, no par value.

                        BLUE DIAMOND HOTEL & CASINO, INC.



PART I.  FINANCIAL INFORMATION


  Item 1. Financial Statements (Unaudited)

          Balance Sheets, September 30, 1995 and June 30, 1996................3

          Statements of Operations For the Three and Nine Months
          Ended June 30, 1995 and 1996........................................4

          Condensed Statements of Cash Flows For the Nine Months
          Ended June 30, 1995 and 1996........................................5

          Notes to Financial Statements.......................................6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................11


PART II.  OTHER INFORMATION


  Item 1. Legal Proceedings..................................................15

  Item 5.  Other Information.................................................15

  Item 6.  Exhibits and Reports on Form 8-K..................................15


SIGNATURES...................................................................16


SCHEDULE OF EXHIBITS.........................................................17

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       BLUE DIAMOND HOTEL & CASINO, INC.

                               BALANCE SHEETS
                               (in thousands)


                                                  September 30,    June 30,
                                                      1995           1996
                                                  -------------  -----------
                                                                 (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                         $  2,630     $  3,096
   Accounts receivable, net                               208          243
   Income taxes receivable                              3,608        6,572
   Inventories                                            873          310
   Prepaid expenses                                     1,350        1,316
   Other current assets                                   214           --
                                                     --------     --------
        Total current assets                            8,883       11,537

Property and equipment, net                             5,761        1,047
Investment in lease, net                               13,077           --
Other assets                                            1,186          243
                                                     --------     --------
   Total assets                                      $ 28,907     $ 12,827
                                                     --------     --------
                                                     --------     --------

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
   Accounts payable                                  $  1,119     $    994
   Accrued compensation                                   545        1,098
   Other accrued liabilities                            2,042        1,680
   Note payable - Boomtown, Inc.                       32,775       39,115
   Accrued interest payable - Boomtown, Inc.            3,754        6,390
   Long-term debt due within one year (Note 2)            587          700
                                                     --------     --------
        Total current liabilities                      40,822       49,977

Commitment and contingencies (Note 3)

Long-term debt due after one year (Note 2)                894          233

Stockholders' deficit:
   Common stock, no par value, 2,500 shares
      authorized, 100 shares issued and outstanding         1            1
   Accumulated deficit                                (12,810)     (37,384)
                                                     --------     --------
           Total stockholders' deficit                (12,809)     (37,383)
                                                     --------     --------
     Total liabilities and stockholders' deficit     $ 28,907     $ 12,827
                                                     --------     --------
                                                     --------     --------


                         See accompanying notes.

                    BLUE DIAMOND HOTEL & CASINO, INC.

                        STATEMENT OF OPERATIONS
                            (in thousands)
                              (unaudited)

                                            Three Months Ended          Nine Months Ended
                                                 June 30,                   June 30,
                                            1995          1996          1995         1996
                                         ---------     ---------      --------     ---------
Revenues:
   Gaming                                $  8,151      $  7,421       $ 25,043     $ 23,735
   Food and beverage                        1,952         1,860          5,648        5,701
   Hotel and recreational vehicle park      1,197         1,411          3,700        4,287
   Family entertainment center                 75            80            234          197
   Mini-mart                                   40            39            111          115
   Showroom                                    23            --             76           --
   Other income                               193           162            616          445
                                         --------      --------       --------     --------
                                           11,631        10,973         35,428       34,480

Costs and expenses:
   Gaming                                   2,890         2,849          9,189        8,808
   Gaming equipment leases                    666           666          1,998        1,998
   Food and beverage                        2,425         2,571          6,882        7,537
   Hotel and recreational vehicle park        636           601          1,821        1,734
   Family entertainment center                 57            39            155           88
   Mini-mart                                   27            21             72           63
   Showroom                                    19            --             74           --
   Marketing                                  984         1,281          3,316        4,087
   General and administrative               5,052         4,863         14,631       14,960
   Loss on sale of Blue Diamond                --        17,734             --       17,734
   Depreciation and amortization              302           327          1,013          992
                                         --------      --------       --------     --------
                                           13,058        30,952         39,151       58,001

Loss from operations                       (1,427)      (19,979)        (3,723)     (23,521)
Interest and other expense, net              (733)       (1,112)        (2,239)      (2,883)
                                         --------      --------       --------     --------

Loss before income tax benefit             (2,160)      (21,091)        (5,962)     (26,404)
Income tax benefit                           (795)          (88)        (2,194)      (1,830)
                                         --------      --------       --------     --------

Net loss                                  ($1,365)     ($21,003)       ($3,768)    ($24,574)
                                         --------      --------       --------     --------
                                         --------      --------       --------     --------


                         See accompanying notes.

                    BLUE DIAMOND HOTEL & CASINO, INC.

                   CONDENSED STATEMENTS OF CASH FLOWS
            Increase (decrease) in cash and cash equivalents
                             (in thousands)
                               (unaudited)


                                                         Nine Months Ended
                                                              June 30,
                                                        1995           1996
                                                      --------      ---------
Cash flows from operating activities:
   Net loss                                           ($3,768)      ($24,574)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Loss on sale of Blue Diamond                            --         17,734
   Depreciation and amortization                        1,013            992
   Inventories                                            (64)           275
   Prepaid expenses                                       136             35
   Other assets                                        (1,420)           169
   Income taxes receivable                               (233)        (2,964)
   Deferred income taxes                                  818            987
   Accounts payable                                       276           (125)
   Accrued compensation                                   499            553
   Other accrued liabilities                             (796)          (363)
   Accrued interest payable - Boomtown, Inc.            2,065          2,635
   Other adjustments, net                                 259             52
                                                      --------      ---------
      Net cash used in operating activities            (1,215)        (4,594)
                                                      --------      ---------

Cash flows from investing activities:
   Proceeds from sale of property and equipment         1,017             --
   Payments for purchases of property and
     equipment                                           (602)          (512)
                                                      --------      ---------
      Net cash (used in) provided by investing
        activities                                        415           (512)
                                                      --------      ---------

Cash flows from financing activities:
   Note payable - Boomtown, Inc., net                     927          6,119
   Proceeds from long-term debt                           758            163
   Principal payments on long-term debt                  (483)          (710)
                                                      --------      ---------
      Net cash provided by financing activities         1,202          5,572
                                                      --------      ---------

Net increase in cash and cash equivalents                 402            466

Cash and cash equivalents:
   Beginning of period                                  1,815          2,630
                                                      --------      ---------
   End of period                                      $ 2,217       $  3,096
                                                      --------      ---------
                                                      --------      ---------


                          See accompanying notes.

                    BLUE DIAMOND HOTEL & CASINO, INC.

                      NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

     BASIS OF PRESENTATION AND NATURE OF BUSINESS - Blue Diamond Hotel & Casino, Inc. (the "Company" or "Blue Diamond"), a Nevada Corporation incorporated on November 1, 1989, is a wholly-owned subsidiary of Boomtown, Inc. ("Boomtown"). Previously, Boomtown owned 50% of the Company and Edward P. Roski, Jr. ("Roski"), owned the remaining 50% of the Company. Roski is a member of the Board of Directors of Boomtown and an affiliate of IVAC, a California general partnership, which owns the land and building leased by the Company for the Resort. Boomtown has loaned IVAC $27.3 million (the "IVAC Loans") which was used to help construct the resort. The IVAC Loans are secured by separate deeds of trust on the Resort, which deeds of trusts are subordinate to separate deeds of trust securing Blue Diamond and Boomtown's obligations in connection with Boomtown's Indenture (as defined under "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Boomtown, Inc., Form 10-K for the period ending September 30, 1995). Boomtown receives interest income of $2.7 million annually from IVAC as a result of these loans. In turn, Blue Diamond pays rent to IVAC in the amount of $5.4 million annually to lease the facility. After commencement of operations, Boomtown exercised its option to purchase all of Roski's ownership interest in the Company for 714,286 shares of Boomtown's Common Stock. This along with capitalized interest of $1.2 million, is shown as an investment in lease on the September 30, 1995 and June 30, 1996 balance sheets.

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") - On April 23, 1996, the Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


     Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in Boomtown's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger file as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

     TERMINATION OF LAS VEGAS PROPERTY LEASE - On August 12, 1996, Boomtown, Blue Diamond, Hollywood Park, Roski, IVAC and Majestic Realty entered into the Blue Diamond Swap Agreement (the "Swap Agreement") pursuant to which the parties agreed that, upon consummation of the Merger, and contingent upon the closing of the Merger, Boomtown and Blue Diamond (or any transferee thereof as set forth in the Swap Agreement) would exchange their entire interest in the Blue Diamond Resort (the "Resort") (including the IVAC Loans), and effectively transfer all interest in the Resort to Roski, in exchange for a $5.0 million unsecured promissory note (the "First Note") and an unsecured promissory note (the "Second Note") valued at approximately $3.5 million and assumption by Roski, IVAC or an affiliate of certain liabilities (the "Swap"). The First Note has an interest rate equal to the prime rate plus one and one half percent (1.5%) per annum and provides for annual principal payments of one million dollars ($1,000,000) plus accrued interest and maturing on the date that is five years after the Exchange Date (as such term is defined in the Swap Agreement). The Second Note has an interest rate equal to the prime rate

                        BLUE DIAMOND HOTEL & CASINO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

plus one-half percent (5%) per annum and provides for a payment of all principal plus accrued interest on the date that is three (3) years after the Exchange Date. Consummation of the Swap is subject to obtaining all necessary Governmental approvals, including gaming approval.

     In exchange for its interest in the Resort, Boomtown will receive notes payable to Boomtown with an approximate value totaling $8.5 million, an estimated cash payment of $2.1 million, release from lease obligations under the Resort lease, Roski's assumption of certain liabilities and note obligations totaling approximately $3.8 million and the ongoing expenses of the Resort. Additionally, Roski will assume all operating leases including any residual balances due under such leases. The Swap Agreement requires approvals from applicable gaming authorities and Boomtown intends to seek the consent of the holders of a majority of the outstanding principal amount on the Notes (see Note
3). The Swap would be effected immediately following the Boomtown's Merger with Hollywood Park which is expected to be completed by the end of the 1996 calendar year or during the first quarter of calendar 1997.

     In accordance with the terms of the Swap Agreement, with certain exceptions set forth in the Swap Agreement, the Company will continue to operate the property until consummation of the Merger. Boomtown and Blue Diamond will be responsible for the liabilities of the Resort prior to the Swap and Roski will be responsible for the liabilities of the Resort subsequent to the Swap. In addition, Roski will resign from Boomtown's Board of Directors, effective as of the Exchange Date. Subject to certain conditions set forth in the Swap Agreement, the Swap may be effectuated through any structure agreed upon by Boomtown and Hollywood Park. If the Swap were not consummated for any reason, Boomtown would continue to operate the property through the expiration of the lease term in July 1999, and the IVAC Notes would be required to be repaid to Boomtown at such time.

     On August 12, 1996, Hollywood Park and Roski further entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Hollywood Park will, concurrently with the Swap, purchase the stock in Boomtown held by Roski ("Roski Stock") for a purchase price of approximately $3.5 million paid for by an unsecured promissory note having an interest rate equal to the prime rate plus one percent (1%) per annum and providing for four equal annual principal payments plus accrued interest and maturing on the date that is four years after the Exchange Date. The Stock Purchase Agreement may also be terminated by Hollywood Park in the event that Boomtown and Hollywood Park, in accordance with the provisions set forth in the Swap Agreement, elect to utilize a structure to effect the Swap which would require Roski to retain the Roski Stock.

     INTERIM FINANCIAL INFORMATION - The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date. The interim financial information is unaudited.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position at June 30, 1996, the results of operations for the three and nine months ended June 30, 1996 and 1995, respectively and cash flows for the nine months ended June 30, 1996 and 1995 have been included. The Company's operations are seasonal and thus operating results for the three and nine months ended June 30, 1996 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 1995.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

2.  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                    September 30, 1995     June 30, 1996
                                    ------------------     -------------
    11.5% note payable                   $  808               $  511
    Capital lease obligations               673                  422
                                         ------               ------
                                          1,481                  933
    Less amounts due within one year        587                  700
                                         ------               ------
                                         $  894               $  233
                                         ------               ------
                                         ------               ------

     The 11.5% note payable is secured by furniture, fixtures and equipment. The note matures in September 1997.

     The capital lease obligations are for equipment that require monthly payments of approximately $30,000 and mature July 1997.

3.  COMMITMENTS AND CONTINGENCIES

     On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a limited guarantee by the Company. As defined in the Indenture to the Notes, the Company's guarantee is limited to loans made by Boomtown to IVAC ($27.3 million at June 30, 1996) and any outstanding liability related to advances received by the Company from Boomtown ($39.1 million at June 30, 1996). However, under the terms of the Swap Agreement, (see Note 1) the Company would not be required to repay the loans made by Boomtown upon transferring the interest in the Company.

     The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of

                        BLUE DIAMOND HOTEL & CASINO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

additional indebtedness, issuance of preferred equity interests and entering into operating leases; limitations on dividends, repurchases of capital stock of Boomtown and redemption's of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes. Boomtown will solicit consent of the Noteholders in connection with the proposed merger with Hollywood Park and intends to solicit consent of the Noteholders in connection with the termination of the Las Vegas lease (see Note 1).

     In addition, the Company is a guarantor for a ship mortgage with an outstanding balance of $3.5 million at June 30, 1996, of Louisiana - I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

     The Company is also a guarantor of a note payable with an outstanding balance of $394,000 at June 30, 1996, of Mississippi - I Gaming, L.P., a majority owned and controlled Partnership of Boomtown.

4.  MANAGEMENT FEE

     Boomtown is responsible for managing the operations of the Company and all of Boomtown's other subsidiaries (collectively the "Subsidiaries"). During the third fiscal quarter and nine months ended June 30, 1996, Boomtown charged its Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). During the quarter and nine months ended June 30, 1996, the Company recorded Management Fees in the amount of $177,000 and $585,000, respectively.

5.  COMMON STOCK OUTSTANDING AND NET LOSS PER SHARE

     The Company is a wholly-owned and consolidated subsidiary of Boomtown, Inc. There are 100 shares of Company stock issued and there are no Common Stock equivalents outstanding. Therefore, the net loss per share of the unconsolidated subsidiary has little or no meaning and are not presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the quarters and nine months ended June 30, 1995 and 1996 (in thousands, unaudited):


                                                  Quarter Ended                                   Nine Months Ended
                                                     June 30,                                         June 30,
                                          1995                     1996                   1995                      1996
                                    ------------------      --------------------    -------------------     --------------------
Revenues:
   Gaming                           $ 8,151       70.1%      $ 7,421       67.6%     $25,043       70.7%     $23,735        68.8%
   Non-gaming                         3,480       29.9%        3,552       32.4%      10,385       29.3%      10,745        31.2%
                                    -------     -------      -------     -------     -------     -------     -------      -------
                                     11,631      100.0%       10,973      100.0%      35,428      100.0%      34,480       100.0%

Operating costs and expenses:
   Gaming                             3,556       30.6%        3,515       32.0%      11,187       31.6%      10,806        31.3%
   Non-gaming                         3,164       27.2%        3,232       29.5%       9,004       25.4%       9,422        27.3%
   Marketing, general and
     administrative                   6,036       51.9%        6,144       56.0%      17,947       50.7%      19,047        55.3%
   Loss on sale of
     Blue Diamond                        --          --       17,734      161.6%          --         --       17,734        51.4%
   Depreciation and
     amortization                       302         2.6%         327        3.0%       1,013        2.8%         992         2.9%
                                    -------     -------      -------     -------     -------     -------     -------      -------
                                     13,058       112.3%      30,952      282.1%      39,151      110.5%      58,001       168.2%

Loss from operations                 (1,427)      (12.3%)    (19,979)    (182.1%)     (3,723)     (10.5%)    (23,521)      (68.2%)
Interest and other expense,
     net                               (733)       (6.3%)     (1,112)     (10.1%)     (2,239)      (6.3%)     (2,883)       (8.4%)
                                    -------     -------      -------     -------     -------     -------     -------      -------
Loss before income
     tax benefit                     (2,160)      (18.6%)    (21,091)    (192.2%)     (5,962)     (16.8%)    (26,404)      (76.6%)

Income tax benefit                     (795)       (6.9%)        (88)       (.8%)     (2,194)      (6.2%)     (1,830)       (5.3%)
                                    -------     -------      -------     -------     -------     -------     -------      -------
Net loss                            ($1,365)      (11.7%)   ($21,003)    (191.4%)    ($3,768)     (10.6%)   ($24,574)      (71.3%)
                                    -------     -------      -------     -------     -------     -------     -------      -------
                                    -------     -------      -------     -------     -------     -------     -------      -------


     Total revenues for the quarter ended June 30, 1996 were $11.0 million, a decrease of 5.7% compared to the same prior year period. Gaming revenues are derived from slot machines and video gaming machines, various table games, and keno. Additionally, a 3,600 square foot bingo room which seats 228 was added to gaming operations during the quarter ended June 30, 1996. During the first nine months of fiscal 1996 the Company recorded gaming revenues of $23.7 million, 5.2% lower than the prior year. The decline in gaming revenues during the current year periods resulted primarily from intense competition in the local customer market causing lower hold percentages on gaming machines.
Additionally, the revenue decline was due to disruption to the gaming floor during the second fiscal quarter ending March 31, 1996 from remodeling the casino layout.

     Non-gaming revenues consist of revenues from food and beverage sales, a 300 room hotel, a 460-space full service recreational vehicle park, and other entertainment amenities. Non-gaming revenues for the quarter and nine months ended June 30, 1996 were $3.6 million and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


$10.7 million, respectively, compared to $3.5 million and $10.4 million for the same prior year periods. The increase in non-gaming revenues resulted from higher food and beverage sales as the Company has expanded its efforts on improving the quality of its food product as well as improved occupancy at the hotel and RV park as Boomtown becomes more established in the market.

     The gaming margin was 52.6% or $3.9 million for the third quarter of fiscal 1996. This compares to 56.4% and $4.6 million in the same prior year quarter primarily due to lower revenues. During the first nine months of fiscal 1996, the gaming margin fell to $12.9 million from $13.9 million in the prior year, and as a percentage of gaming revenue, the margin remained at approximately 55% of gaming revenues.

     Marketing expenses were $1.3 million and $4.1 million for the current quarter and nine month period, as compared with $984,000 and $3.3 million for the same prior year periods. Marketing expenses consist primarily of costs associated with printed advertising, outdoor signs, media advertising, promotional events, direct mailings, and bus programs. The increases are a result of additional promotional events designed to stimulate gaming play.

     General and administrative ("G&A") expenses were $4.9 million and $15.0 million for the quarter and nine months ended June 30, 1996. This represents a decrease of 3.7% and an increase of 2.2%, respectively, compared to the same prior year periods. The increase in G&A expenses for the nine months ending June 30, 1996 primarily resulted from management fees charged to the Company by Boomtown. Boomtown is responsible for managing the operations of the Company and charges a pro-rata share of the costs incurred relative to this management function. During the quarter and nine months ended June 30, 1996, the Company recorded management fees in the amount of $177,000 and $585,000, respectively. During the prior year periods, management fees were not charged. The Company continues to expand its efforts on reducing overhead and implementing cost reduction measures.

     During the quarter ended June 30, 1996, the Company took a non-cash charge of $17.7 million related to the Swap Agreement which would effectively provide for an early termination of the existing property lease between Boomtown and IVAC. The agreement calls for upon consummation of the Boomtown's proposed merger with Hollywood Park Boomtown would transfer its entire interest in the Resort to Roski in exchange of certain assets and assumption of certain liabilities. The charge included the write-off of the Company's investment in lease of $12.7 million, and the write-off of the remaining net assets less the liabilities assumed by Roski of $5.0 million (approximate value at June 30, 1996). Consummation of the Swap is subject to obtaining all necessary Governmental approvals, including gaming approval.

     Depreciation expense for the quarter and nine months ended June 30, 1996 was $190,000 and $583,000, respectively and amortization expense, related to the investment in lease, was $137,000 and $409,000, respectively.

     The recorded benefit for income taxes for the three and nine months ended June 30, 1996, respectively does not necessarily reflect the anticipated benefit in both periods from the write-off associated with the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Swap Agreement . The $12.7 million write off of the investment in lease is not tax deductible for income tax purposes, however the remaining income tax benefit arising from the Swap Agreement has been offset by a valuation allowance because of the uncertainty regarding future realization of the related deferred tax asset.

     The Company incurred interest expense of $1.0 million, and a loss on the sale of assets of $84,000 during the third fiscal quarter of 1996. For the nine months of fiscal 1996, interest expense was $2.8 million, interest income was $5,000 and the Company incurred a loss on the sale of assets of $86,000. The majority of interest expense is charged from Boomtown on the outstanding note payable to Boomtown.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity at June 30, 1996 was cash and cash equivalents of approximately $3.1 million, an increase of $466,000 from September 30, 1995. Operating Cash flow has continued to be negative and has been so over the past five quarters. Cash deficiencies have been funded by Boomtown. Net cash used in operating activities for the nine months ended June 30, 1996 was $4.6 million compared to net cash used of $1.2 million in the prior year commensurate period. The decrease in operating cash flow resulted primarily from a $948,000 reduction in revenues combined with higher operating costs of approximately $1.1 million.

     Net uses of cash in investing activities for the nine months ended June 30, 1996 totaled $512,000 toward the purchase of property and equipment. Net cash provided from financing activities for the first nine months of fiscal 1996 were $5.6 million, primarily related to the advanced from Boomtown as the Company has continued to experience cash flow deficiencies.

     At June 30, 1996 the Company's debt was primarily comprised of $39.1 million note payable to Boomtown, Inc. and other notes and leases payable of $933,000 on furniture, fixtures and equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

     Currently, the Company's available cash and cash equivalents and anticipated cash flow from operations, are not sufficient to fund the Company's working capital and normal recurring capital expenditures. Boomtown has agreed to continue to fund the Company's negative cash flows and add such advances to the note due Boomtown. The executed note agreement with Boomtown states that principal and interest is to be paid from all available funds as soon as such payment becomes practical, and in no event later than November 1998. Management of Boomtown will not require payments except to the extent of the Company's available cash flows which have not yet been realized. Interest is calculated on the note at 11.5% and is based on the average monthly outstanding balance. Payments will be applied first to accrued interest and then to principal. Under the terms of the Swap Agreement, the notes payable to Boomtown would effectively be canceled upon consummation of the Swap Agreement.

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

     The statements set forth above regarding the Company's estimates of its liquidity and capital expenditure requirements, the sufficiency of its resources and any expectations that the Swap would be consummated are "forward looking statements" within the Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Future operating results could be adversely affected by a number of factors, including without limitation, seasonality, weather conditions, the general level of demand for casino gaming and entertainment facilities, competition in the gaming industry and uncertainties in general economic, regulatory and political conditions affecting the gaming industry, difficulties in integrating the businesses of Boomtown and Hollywood Park following the proposed merger, lack of financing following the proposed merger with Hollywood Park and failing to satisfy any condition to closing the Swap. Any of the above factors, among others, could cause the Company's operating results to be weaker than expected, and could cause the Company's cash requirements to differ materially from the Company's estimates.

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

                              Blue Diamond Hotel & Casino, Inc.
                              Registrant

Date:  August 14, 1996        /s/ Phil Bryan
                              ----------------------------------------------
                              Phil Bryan, President; Chief Operating Officer

Date:  August 14, 1996        /s/ Jon Whipple
                              ----------------------------------------------
                              Jon Whipple, Corporate Controller, Principal
                              Accounting and Financial Officer

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

10.19(4) Stock Acquisition Agreement and Plan of Reorganization dated June 30, 1994 by and between Boomtown, Inc. and Roski.

10.20(6)       Agreement between Boomtown, Hollywood Park and Edward P.
               Roski, Jr. ("Swap Agreement") effectively terminating the lease of the Blue Diamond Property and selling virtually all assets and liabilities effective with the close of Boomtown's merger with Hollywood Park.



- ---------------------
(1) Incorporated by reference to the exhibit filed with Boomtown Inc.'s Current Report on Form 8-K filed with the SEC on March 18, 1993.

(2) Incorporated by reference to the exhibit filed with Boomtown Inc.'s Current Report on Form 8-K filed with the SEC on July 28, 1993.

(3) Incorporated by reference to the exhibit filed with Boomtown Inc.'s Form 10-K for the fiscal year ended September 30, 1993.

EXHIBIT
NUMBER                           DESCRIPTION

(4) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1994.

Incorporated by reference to the exhibit filed with Boomtown Inc.'s Form 10-K for the fiscal year ended September 30, 1994.

(6) Incorporated by reference to the exhibit filed with Boomtown Inc.'s Form 10-Q for the quarter ended June 30, 1996.