Form 10-K405
period 1996-09-30
BLUE DIAMOND HOTEL & CASINO INC
filed 1996-12-27
CIK 918875

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1996      Commission File Number 0-20648

                        BLUE DIAMOND HOTEL & CASINO, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                              88-0253124
             ------                              ----------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)               Identification No.)

        c/o Boomtown, Inc.
P.O. Box 399, Verdi, Nevada                        89439-0399
(Addressed of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code:  (702)  345-8643
          Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  _X_    No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     Yes __X__    No  ____

On December 27, 1996 the registrant had outstanding 100 shares of its Common Stock, no par value.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the part of this Form 10-K as indicated: None.

                                  PART I

ITEM 1. BUSINESS

     Blue Diamond Hotel and Casino, Inc. ("Boomtown Las Vegas" or "Blue Diamond" or the "Company"), is a restricted subsidiary of Boomtown, Inc. ("Boomtown") and commenced operations in May 1994 on a 56-acre site at the interchange of Blue Diamond Road and Interstate 15, the principal thoroughfare connecting Southern California to Las Vegas. The property is heavily themed on an old mining town, as reflected on the outside facade and the interior decor. Boomtown Las Vegas includes a 30,000-square foot casino with 1,100 slot machines and 25 gaming tables, 300 hotel rooms, a 460-space full service recreational vehicle park, two restaurants, an entertainment lounge and a replica of an old mine where customers can pan for real gold. Boomtown Las Vegas currently employs approximately 900 employees.

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Boomtown would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization. The shareholders of Boomtown and Hollywood Park have approved the Merger. To date, the Merger has only been approved by Mississippi gaming authorities. The Merger is subject to the approval of other relevant gaming jurisdictions including Louisiana.

     Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in Boomtown's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger file as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996. The shareholders of Boomtown and Hollywood Park have approved the Merger. To date, the Merger has only been approved by the Mississippi gaming authorities. The Merger is still subject to approval by the Nevada and Louisiana gaming authorities.

     OPERATING STRUCTURE Prior to opening, Boomtown owned a 50% interest in Blue Diamond Hotel and Casino, Inc. ("Blue Diamond"), the operating company leasing the hotel/casino facility and the land (the "Resort"), and was primarily responsible for the development and management of the Resort. In June 1994, Boomtown exercised its right to acquire the remaining 50% of Blue Diamond from Edward P. Roski, Jr. ("Roski") in exchange for 714,286 shares of Boomtown's Common Stock. Roski is a member of the Board of Directors of Boomtown and an affiliate of IVAC, a California general partnership ("IVAC"), which owns the land and building leased by Boomtown Las Vegas for the Resort.
 Boomtown has loaned IVAC $27.3 million (the "IVAC Loans") which was used to help construct the Resort. The IVAC Loans are secured by separate deeds of trust on the Resort, which deeds of trusts are subordinate to separate deeds of trust securing Blue Diamond and Boomtown's obligations in connection with the Indenture (as defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations. Boomtown receives interest income of $2.7 million annually from IVAC as a result of these loans.

In turn, Blue Diamond pays rent to IVAC in the amount of $5.4 million annually to lease the facility ("Property Lease").

     Blue Diamond further has the right to purchase the Resort from IVAC in accordance with the terms of an option which expires in November 1996. On August 12, 1996, Boomtown, Blue Diamond, Hollywood Park, Roski, IVAC and Majestic Realty Co. entered into the Blue Diamond Swap Agreement (the "Swap Agreement") pursuant to which the parties agreed that, immediately following consummation of the Merger, and contingent upon the closing of the Merger, Boomtown and Blue Diamond (or any transferee thereof as set forth in the Swap Agreement) would exchange their entire interest in the Blue Diamond Resort (the "Resort") (including the IVAC Loans which will be transferred to IVAC and, as a result, will no longer be owed to or collectible by Boomtown), and effectively transfer all interest in the Resort to Roski, in exchange for a $5.0 million unsecured promissory note (the "First Note") and an unsecured promissory note (the "Second Note") equal in amount to be issued by Hollywood Park to Roski, for the purchase of his Boomtown common stock referred to in the following paragraph (valued at approximately $3.5 million) and assumption by Roski, IVAC or an affiliate of certain liabilities (the "Swap"). The First Note has an interest rate equal to the prime rate plus one and one half percent (1.5%) per annum and provides for annual principal payments of $1 million plus accrued interest and matures on the date that is five years after closing. The Second Note has an interest rate equal to the prime rate plus one-half percent (.5%) per annum and provides for a payment of all principal plus accrued interest on the date that is three (3) years after the closing.

     In exchange for its interest in the Resort, Boomtown will receive notes from Roski with an estimated value totaling $8.5 million, an estimated cash payment of $2.1 million, release from lease obligations under the Resort lease, Roski's assumption of certain liabilities, note and capital lease obligations totaling approximately $3.8 million and the ongoing expenses of the Resort. Additionally, Roski will assume all operating leases including any residual balances due under such leases. The Swap Agreement requires approvals from applicable gaming authorities and Boomtown intends to seek the consent of the holders of a majority of the outstanding principal amount on the Notes. The Swap would be effected immediately following the Merger.

     In accordance with the terms of the Swap Agreement, with certain exceptions set forth in the Swap Agreement, the Company will continue to operate the property until consummation of the Merger. Boomtown and Blue Diamond will be responsible for the liabilities of the Resort prior to the exchange date and Roski will be responsible for the liabilities of the Resort subsequent to the exchange date. In addition, Roski will resign from Boomtown's Board of Directors, effective as of the closing of the Swap. Subject to certain conditions set forth in the Swap Agreement, the Swap may be effectuated through any structure agreed upon by Boomtown and Hollywood Park. If the Swap were not consummated for any reason, Boomtown would continue to operate the property through the expiration of the lease term in July 1999, and the IVAC loans would be required to be repaid to Boomtown at such time.

     On August 12, 1996, Hollywood Park and Roski further entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Hollywood Park will, concurrently with the Swap, purchase the stock in Boomtown held by Roski ("Roski Stock") for its market price on the date of the Swap (estimated to be $3.5 million). The purchase price will be paid through issuance of an unsecured promissory note having an interest rate equal to the prime rate plus one percent (1%) per annum and providing for four equal annual principal payments plus accrued interest and maturing on the date that is four years after closing.

     Boomtown took a non-cash, pre-tax charge of $36.6 million related to the Swap Agreement. The charge is comprised of the write-offs of Boomtown's investment in lease of $12.7 million, an $18.9 million write-down of the related party notes receivable to $8.5 million and the write-down of the remaining net assets less the liabilities assumed by Roski of $5.0 million. In the event that the actual amount of the second note is less than $3.5 million, the Company will incur an additional loss on the loss on the sale of Blue Diamond.

     For a full discussion of the terms of the above described transactions and relationships, see Hollywood Park, Inc.'s registration statement on Form S-4 filed with the SEC on September 18, 1996.

     COMPETITION Management believes that Boomtown Las Vegas competes with other casinos in the Las Vegas area, as well as with four casinos located near the California border adjacent to Interstate 15, the closest of which is 25 miles from Boomtown Las Vegas. The Company believes it has been adversely affected by the intense competition in the Las Vegas local market. Based on studies by management, the Company believes that 70-80% of Boomtown Las Vegas' customers are local Las Vegas residents. The competition for local customers is intense and there are several major Las Vegas hotel/casinos that target locals as a primary market. The loss of a significant portion of these customers to one of the other "locals' casinos" could have a significant adverse effect on Boomtown Las Vegas' operations. Additionally, the Company believes its operations are adversely affected at least temporarily during the opening and commencement of operations of each new major Las Vegas gaming resort. The Las Vegas hotel capacity is continuing to expand and is expected to increase significantly during the next three years upon completion and opening of several new hotel/casinos and expansion projects, including Bellagio and New York New York.

REGULATION AND LICENSING

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), Washoe County and the Clark County Liquor and Gaming Licensing Board ("CCLGLB"). The Nevada Commission, the Nevada Board, Washoe County and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities".

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things; (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
(iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues though taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     Boomtown's subsidiaries which operate Boomtown Las Vegas are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Boomtown is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such , it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the operating subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Boomtown and its operating subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Boomtown or its operating subsidiaries, in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the operating subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Boomtown who are actively and directly involved in gaming activities of the operating subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensee positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue to have a relationship with Boomtown or its operating subsidiaries, the companies involved would have to server all relationships with such person. In addition, the Nevada Commission may require Boomtown or the operating subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability and questions pertaining to licensing are not subject to judicial review in Nevada.

     Boomtown and its operating subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the operating subsidiaries must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by either of the operating subsidiaries, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act, at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Boomtown's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of Boomtown's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations and its results of operations.

     Any beneficial holder of Boomtown's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of Boomtown's voting securities determined, if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any persons who acquires more than 5% of Boomtown's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of Boomtown's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which requires more than 10%, but not more than 15%, of Boomtown's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the joint securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of Boomtown, any change in Boomtown's corporate charter, bylaws, management, policies or operations or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Boomtown's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.

     If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Boomtown is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Boomtown or the operating subsidiaries, Boomtown (i) pays that person any dividend or interest upon voting securities of Boomtown, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     Boomtown is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Boomtown is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require Boomtown's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

     Boomtown may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     Changes in control of the Company through merger (including the Merger), consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person where by such person obtains control of the Company, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licenses as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by Boomtown's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, as payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon wither: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of the Nevada Board's investigation of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

ITEM 2.  PROPERTIES

     The Company leases all buildings and ground at its property site. On June 30, 1993, Blue Diamond entered into a lease with IVAC, a California general partnership, for the Boomtown Las Vegas building and related land of 56 acres. The lease is for an initial term of five years with renewal options in certain very limited circumstances. Subject to the terms of the lease, Blue Diamond had an option to acquire the leased property for a six-month period, commencing May 20, 1996.

     On August 12, 1996, Boomtown, Blue Diamond, Hollywood Park, Roski, IVAC and Majestic Realty Co. entered into the Blue Diamond Swap Agreement (the "Swap Agreement") pursuant to which the parties agreed that, upon consummation of the Merger, and contingent upon the closing of the Merger, Boomtown and Blue Diamond (or any transferee thereof as set forth in the Swap Agreement) would exchange their entire interest in the Blue Diamond Resort (the "Resort") (including the IVAC Loans), and effectively transfer all interest in the Resort to Roski, in exchange for a $5.0 million unsecured promissory note (the "First Note") and an unsecured promissory note (the "Second Note") valued at approximately $3.5 million and assumption by Roski, IVAC or an affiliate of certain liabilities (the "Swap"). Boomtown and IVAC, among other parties, have entered into the Swap Agreement to effect the Swap, pursuant to which the lease would terminate and Boomtown would exchange its entire interest in the Boomtown Las Vegas resort for certain promissory notes and an assumption of certain liabilities by IVAC.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has no history of material claims and no material actions are currently pending against the Company, nor is the Company a plaintiff in any material actions currently pending.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's equity securities are not publicly traded. The Company is a wholly-owned subsidiary of Boomtown.

ITEM 7.   NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                              YEARS ENDED SEPTEMBER 30,
                                              ------------------------------------------------------
                                                        1995                           1996
                                              ------------------------     -------------------------
Revenues:
   Gaming                                     $  32,917           70.6%     $  30,547           68.3%
   Non-gaming                                    13,725           29.4         14,174           31.7
                                                 ------          -----         ------          -----
                                                 46,642          100.0         44,721          100.0
Operating expenses:
Gaming                                           14,893           31.9         14,341           32.1
Non-gaming                                       12,328           26.4         12,407           27.7
Marketing, general and
  administrative                                 19,446           41.7         18,919           42.3
Rent                                              5,455           11.7          5,455           12.2
Loss on Sale of
  Blue Diamond                                       --             --         17,734           39.6
Management fee-
  Boomtown, Inc.                                    876            1.9            840            1.9
Depreciation and
  amortization                                    1,476            3.2          1,032            2.3
                                                 ------          -----         ------          -----
                                                 54,474          116.8         70,728          158.2
Loss from operations                             (7,832)         (16.8)       (26,007)         (58.2)
Interest and other
  expense, net                                    3,239            6.9          3,914            8.7
                                                 ------          -----         ------          -----
Loss before tax benefit                         (11,071)         (23.7)       (29,921)         (66.9)
Income tax benefit                                3,462            7.4          5,727           12.8
                                                 ------          -----         ------          -----

Net loss                                      ($  7,609)         (16.3)%     ($24,194)         (54.1)%
                                                 ------          -----         ------          -----
                                                 ------          -----         ------          -----

FISCAL 1996 COMPARED TO FISCAL 1995

     Total revenues for the year ended September 30, 1996 were $44.7 million, a decrease of $1.9 million, or 4.1% compared to $46.6 million during the prior year. Revenues were derived primarily from 1,100 slot machines, 25 table games and Keno, with slot machines providing approximately 82% of casino revenues. During the 1996 fiscal year the Company reported gaming revenues of $30.5 million compared to $32.9 million during the commensurate prior year period. The Company's slot machine win per unit fell from $65.00 per day to $62.00 per day during fiscal 1996. This represents a 7.3% decline primarily attributed to intense competition in the local customer market, lower hold percentages on gaming machines and disruption of the gaming floor during the second fiscal quarter of 1996 due to remodeling of the casino layout. The Company continues to position itself to compete with the local's market and has implemented marketing strategies designed at increasing its local customer gaming play through player incentives and players club benefits.

     Non-casino revenues consist primarily of income generated from food and beverage, a 300 room hotel, a 460 space full service recreational vehicle park, a showroom, mini-mart, video games and a mine feature where guests pan for gold in the family entertainment center. Non-casino revenues were approximately 31.7% of total revenues during fiscal 1996 compared to 29.4% during fiscal 1995. The majority of the non-gaming revenues represent food and beverage sales from the Company's three restaurants and deli-style snack bar.

     During fiscal 1996 the Company generated approximately $7.6 million of food and beverage revenues or 17.1% of total revenues compared to $7.6 million and 16.2%, respectively during the prior year. The Company's hotel generated approximately $3.8 million or 8.5% of total revenues compared to $3.4 million and 7.3% of total revenues during the prior year. The Company generated $1.7 million from its RV park compared to $1.4 million during the prior year period. The increase in the Company's hotel revenue resulted primarily from the property reaching near capacity occupancy as well as an increase in the average room rate charged to its hotel guests. The increase in the recreational vehicle park revenues resulted primarily from the increased awareness of the park and weather conditions in the Las Vegas area that provided for an earlier start to the vacationing season.

     For the fiscal year ended September 30, 1996 the gaming margin was 53.1% or $16.2 million compared to 54.8% or $18.0 million. The decline in the gaming margin primarily represents a lower win per unit associated with fewer gaming patrons. The non-gaming margin increased approximately $370,000 primarily attributable to a higher margin from the Company's hotel revenues, net of the effects of a lower margin in its food and beverage products as the Company has implemented measures to increase their quality in efforts to lure additional patrons at the casino.

     Marketing expenses were $5.2 million and $4.9 million for the fiscal years ended September 30, 1996 and 1995, respectively. Marketing expenses consist primarily of costs associated with printed advertising, outdoor signs, media advertising, promotional events, direct mailings and bus programs. The increase in marketing costs is a result of additional promotional events designed to stimulate gaming play, including higher redemption amounts from the Company's players club program and a new casino marketing program designed at attracting higher wagering patrons.

     General and administrative expenses were $13.7 million and $14.5 million for the fiscal years ended September 30, 1996 and 1995, respectively. The 5.6% decline resulted from the Company's continuing effort to reduce overhead and the implementation of cost reduction measures. Included in general and administrative expenses are operating leases of $4.0 million and $3.8 million for the fiscal years ended 1996 and 1995, respectively, primarily from leasing of furniture, fixtures, equipment and gaming machines under three year terms. All of the leases expire between August and September of 1997. Additionally, included in general and administrative expenses are management fees charged by Boomtown. Boomtown is responsible for managing the operations of the Company and charges a pro-rata share of the costs incurred relative to this management function. During the year ended September 30, 1996 the Company recorded management fees of $840,000 compared to $876,000 recorded during the prior year period.

     During the year the Company took a non-cash charge of $17.7 million related to the Swap Agreement which would effectively provide for an early termination of the existing property lease between Boomtown and IVAC. The agreement calls for, upon consummation of Boomtown's proposed Merger with Hollywood Park, Boomtown would transfer of its entire interest in the Resort to Roski in exchange for certain assets and assumption of certain liabilities. The charge included the write-off of the Company's investment in lease of $12.7 million, and the write-off of the remaining net assets to be exchanged less the liabilities to be assumed by Roski of approximately $5.1 million. Consummation of the Swap is subject to obtaining all necessary Governmental approvals, including gaming approval.

     Depreciation expense for the year ended September 30, 1996 was $623,000 compared to $1.1 million recorded during the prior year period. The reduction in depreciation resulted primarily from the Company's write-down of $5.1 million of fixed assets due to the signing of the Company's Swap Agreement.

     Interest and other expenses, net were $3.9 million during fiscal year 1996 compared to $3.2 million recorded during the prior year period. The increase primarily relates to additional interest charged by Boomtown on the Company's notes payable to Boomtown which increased during fiscal 1996.

     The recorded benefit for income taxes for the year ended September 30, 1996 does not reflect the anticipated benefit from the write-off associated with the Swap Agreement. The $12.7 million write-off of the investment in lease is not tax deductible for income tax purposes. Additionally, the remaining income tax benefit arising from the Swap Agreement has been offset by a valuation allowance due to the uncertainty regarding future realization of the deferred tax asset.

TERMINATION OF LEASE

     On August 12, 1996 the Company entered into an agreement with the lessor of the property pursuant to which the parties agreed that Boomtown and Blue Diamond would exchange their entire interest in the resort and effectively transfer all interest in the resort to Ed Roski the properties owner and lessor. For a full discussion and description of the transaction refer to
Item 1. "Business" in addition to Hollywood Park Inc.'s Registration Statement on Form S-4 filed with the SEC on September 18, 1996.

LIMITED GUARANTEE OF BOOMTOWN NOTES BY THE COMPANY

     Unless defined herein, capitalized terms used in this section have the meaning set forth in the Indenture entered into in connection with the issuance and sale by Boomtown of the Notes described below (the "Indenture").
 The Indenture is incorporated by reference as Exhibit 10.36 to Boomtown's Annual Report on Form 10-K for the year ended September 30, 1994.

     In November 1993, Boomtown closed the issuance and sale of an aggregate of $103.5 million principal amount of 11-1/2% First Mortgage Notes due November 1, 2003 (the "Notes") and warrants to purchase 472,500 shares of Boomtown's Common Stock. Payment of the principal, interest and any other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Boomtown. The Company has provided a guarantee of the

Notes which is limited as follows: (A) the Company's liability under its guarantee will be limited to an amount equal to the sum of the outstanding principal balance from time to time of (x) loans, investments and other transfers of assets made to the Company by Boomtown, Inc., any other guarantor subsidiary of Boomtown, Inc. and certain other material subsidiaries which may be in existence and (y) loans made by Boomtown to IVAC, a California general partnership, the entity which constructed the Resort, and (B) the Company's guarantee is triggered by Specified Events of Default rather than all events of default set forth in the Indenture.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information is incorporated by reference to the financial statements and data listed in Item 14 of Part IV of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following items are filed as part of this Report:


Item 1.   FINANCIAL STATEMENTS

          Report of Ernst & Young LLP, Independent Auditors..................15

          Balance Sheets, September 30, 1995 and 1996........................16

          Statements of Operations for the years
          ended September 30, 1994, 1995 and 1996............................17

          Statements of Stockholder's Deficit for the years
          ended September 30, 1994, 1995 and 1996............................18

          Statements of Cash Flows for the years
          ended September 30, 1994, 1995 and 1996............................19

          Notes to Financial Statements......................................20


Item 2.        FINANCIAL STATEMENT SCHEDULES

          Valuation and Qualifying Accounts..................................29

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 3.        EXHIBITS

          The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this Report.


(b) Reports on Form 8-K.  Not applicable.

(c) Exhibits

    See Item 14(a)(3) above.


(d) Financial Statement Schedules

    See Item 14(a)(2) above.

                        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Blue Diamond Hotel & Casino, Inc.

We have audited the accompanying balance sheets of Blue Diamond Hotel & Casino, Inc. (the "Company") as of September 30, 1995 and 1996, and the related statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Reno, Nevada
November 8, 1996

                       BLUE DIAMOND HOTEL & CASINO, INC.

                                   BALANCE SHEETS
                                    (in thousands)
                                 (except share data)

                                                                  September 30,
                                                                1995     1996
                                                             ---------  -------

ASSETS:
Current assets:
   Cash and cash equivalents                                 $  2,630  $  2,563
   Accounts receivable, net                                       208       301
   Inventories                                                    873       336
   Prepaid expenses                                             1,350     1,367
   Other current assets                                           214       189
                                                              -------     -----
               Total current assets                             5,275     4,756

Property and equipment, net                                     5,761     1,040
Deferred income taxes                                             987     1,803
Investment in lease, net                                       13,077        --
Other assets                                                       53       237
                                                              -------     -----
     Total assets                                           $  25,153  $  7,836
                                                              -------     -----
                                                              -------     -----

LIABILITIES AND STOCKHOLDER'S DEFICIT:
Current liabilities:
   Accounts payable                                          $  1,119    $  895
   Accrued compensation                                           545       704
   Other accrued liabilities                                    2,042     1,283
   Note payable - Boomtown, Inc.                               29,021    33,785
   Accrued interest payable - Boomtown, Inc.                    3,754     7,372
   Long-term debt due within one year (Note 4)                    587       800
                                                              -------     -----
               Total current liabilities                       37,068    44,839
Long-term debt due after one year (Note 4)                        894        --

Commitment and contingencies (Note 6)

Stockholder's deficit:
   Common stock, no par value, 2,500 shares
       authorized, 100 shares issued and outstanding                         11
   Accumulated deficit                                        (12,810)  (37,004)
                                                              -------     -----
               Total stockholder's deficit                    (12,809)  (37,003)
                                                              -------     -----
      Total liabilities and stockholder's deficit           $  25,153  $  7,836
                                                              -------     -----
                                                              -------     -----


                           See accompanying notes.

                       BLUE DIAMOND HOTEL & CASINO, INC.

                          STATEMENTS OF OPERATIONS
                                (in thousands)

                                                      Years ended September 30,
                                                 ------------------------------------
                                                  1994           1995           1996
                                                 ------         ------         ------
Revenues:
  Gaming                                      $  12,306      $  32,917      $  30,547
  Food and beverage                               2,634          7,558          7,587
  Hotel and recreational vehicle park             1,473          4,844          5,549
  Family entertainment center                       175            334            296
  Mini-mart                                          38            150            157
  Showroom                                          329            107             --
  Other income                                      151            732            585
                                                 ------         ------         ------
                                                 17,106         46,642         44,721

Costs and Expenses:
  Gaming                                          4,496         12,229         11,677
  Gaming equipment leases                           222          2,664          2,664
  Food and beverage                               3,094          9,452          9,840
  Hotel and recreational vehicle park             1,080          2,461          2,346
  Family entertainment center                        92            221            137
  Mini-mart                                          24             94             84
  Showroom                                        2,130            100             --
  Marketing                                       1,338          4,910          5,200
  General and administrative                      3,695         14,536         13,719
  Pre-opening expenses                            5,039             --             --
  Property rent                                   1,974          5,455          5,455
  Loss on sale of Blue Diamond                       --             --         17,734
  Management fee-Boomtown, Inc.                      --            876            840
  Depreciation and amortization                     555          1,476          1,032
                                                 ------         ------         ------
                                                 23,739         54,474         70,728

Loss from operations                             (6,633)        (7,832)       (26,007)
Interest and other expense, net                   1,210          3,239          3,914
                                                 ------         ------         ------

Loss before income tax benefit                   (7,843)       (11,071)       (29,921)
Income tax benefit                                2,642          3,462          5,727
                                                 ------         ------         ------

Net loss                                      ($  5,201)     ($  7,609)    ($  24,194)
                                                 ------         ------         ------
                                                 ------         ------         ------

                              See accompanying notes.

                         BLUE DIAMOND HOTEL & CASINO, INC.

                        STATEMENTS OF STOCKHOLDER'S DEFICIT
                  Years ended September 30, 1994, 1995 and 1996
                         (in thousands except share amounts)



                                           Common Stock                      Total
                                          --------------     Accumulated  Stockholder's
                                          Shares   Amount       Deficit      Deficit
                                          ------   ------    -----------  -------------
Balances, September 30, 1993                100   $    1        $    --      $    1

Net loss                                     --       --         (5,201)      (5,201)
                                           ----   ------       --------     ---------

Balances, September 30, 1994                100        1         (5,201)      (5,200)

Net loss                                     --       --         (7,609)      (7,609)
                                           ----   ------       --------     ---------

Balances, September 30, 1995                100        1        (12,810)     (12,809)

Net loss                                     --       --        (24,194)     (24,194)
                                           ----   ------       --------     ---------

Balances, September 30, 1996                100   $    1       ($37,004)    ($37,003)
                                           ----   ------       --------     ---------
                                           ----   ------       --------     ---------


                           See accompanying notes.



                       BLUE DIAMOND HOTEL & CASINO, INC.
                          STATEMENTS OF CASH FLOWS

                  Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                     Years ended September 30,
                                               --------------------------------------
                                                 1994           1995           1996
                                               --------       --------       --------
Cash flows from operating activities:
   Net loss                                   ($  5,201)     ($  7,609)    ($  24,194)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
  Loss on sale of Blue Diamond                       --             --         17,734
  Depreciation and amortization                     555          1,476          1,032
  Loss (gain) on the sale of property
      and equipment                                 (11)          (169)            86
Changes in operating assets
      and liabilities:
  Accounts receivable, net                         (523)           315            (93)
  Inventories                                    (1,059)           186            249
  Prepaid expenses                               (1,302)           (48)           (17)
  Other current assets                             (169)           (98)            30
  Deferred income taxes                          (1,279)           292         (1,227)
  Accounts payable                                  659            460           (224)
  Accrued compensation                              252            293            159
  Other accrued liabilities                       1,682            302           (759)
  Accrued interest payable-Boomtown, Inc.           953          2,801          3,618
                                               --------       --------       --------
      Net cash used in operating activities      (5,443)        (1,799)        (3,606)
                                               --------       --------       --------

Cash flows from investing activities:
  Payments for purchases of property
     and equipment                               (9,424)          (871)          (544)
  Reductions of other assets                        165             --             --
  Proceeds from sale of property and
     equipment                                    3,337          1,243             --
      Net cash (used in) provided by
           investing activities                  (5,922)           372           (544)
                                               --------       --------       --------

Cash flows from financing activities:
  Note payable-Boomtown, Inc.                    13,298          2,101          4,764
  Payments on advances from
     Boomtown, Inc.                                (509)            --
  Proceeds from long-term debt                      490            758            195
  Principal payments on long-term debt             (106)          (617)          (876)
                                               --------       --------       --------
     Net cash provided by financing activities   13,173          2,242          4,083
                                               --------       --------       --------

Net increase (decrease) in cash and
     cash equivalents                             1,808            815            (67)

Cash and cash equivalents:
  Beginning of year                                   7          1,815          2,630
                                               --------       --------       --------
  End of year                                  $  1,815       $  2,630       $  2,563
                                               --------       --------       --------
                                               --------       --------       --------

                            See accompanying notes.
                        BLUE DIAMOND HOTEL & CASINO, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

     BASIS OF PRESENTATION AND NATURE OF BUSINESS - Blue Diamond Hotel & Casino, Inc. (the "Company" or "Blue Diamond"), a Nevada Corporation incorporated on November 1, 1989, is a wholly-owned subsidiary of Boomtown, Inc. ("Boomtown"). Previously, Boomtown owned 50% of the Company and Edward
P. Roski, Jr. ("Roski"), owned the remaining 50% of the Company. Roski is a member of the Board of Directors of Boomtown and an affiliate of IVAC, a California general partnership, which owns the land and building leased by the Company for the Resort. Boomtown has loaned IVAC $27.3 million (the "IVAC Loans") which was used to help construct the resort. The IVAC Loans are secured by separate deeds of trust on the Resort, which deeds of trusts are subordinate to separate deeds of trust securing Blue Diamond and Boomtown's obligations in connection with Boomtown's Indenture. Boomtown receives interest income of $2.7 million annually from IVAC as a result of these loans. In turn, Blue Diamond pays rent to IVAC in the amount of $5.4 million annually to lease the facility. After commencement of operations, Boomtown exercised its option to purchase all of Roski's ownership interest in the Company for 714,286 shares of Boomtown's Common Stock. The market value of the stock plus professional fees related to the stock issuance along with capitalized interest of $1.2 million, was capitalized as an investment in lease on the Company's balance sheet.

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") -On April 23, 1996, the Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization, for income tax purposes and will be accounted for as a purchase for financial reporting purposes.

     TERMINATION OF LAS VEGAS PROPERTY LEASE - On August 12, 1996, Boomtown, Blue Diamond, Hollywood Park, Roski, IVAC and Majestic Realty entered into the Blue Diamond Swap Agreement (the "Swap Agreement") pursuant to which the parties agreed that, upon consummation of the Merger, and contingent upon the closing of the Merger, Boomtown and Blue Diamond (or any transferee thereof as set forth in the Swap Agreement) would exchange their entire interest in the Blue Diamond Resort (the "Resort") (including the IVAC Loans), and effectively transfer all interest in the Resort to Roski, in exchange for a $5.0 million unsecured promissory note (the "First Note") and an unsecured promissory note (the "Second Note") equal in amount to the note to be issued by Hollywood Park to Roski for the purchase of his Boomtown common stock referred to in the following paragraph (valued at approximately $3.5 million) and assumption by Roski, IVAC or an affiliate of certain liabilities (the "Swap"). The First Note has an interest rate equal to the prime rate plus one and one half percent (1.5%) per annum and provides for annual principal payments of one million dollars ($1,000,000) plus accrued interest and maturing on the date that is five years after the Exchange Date (as such term is defined in the

                      BLUE DIAMOND HOTEL & CASINO, INC.

                        NOTES TO FINANCIAL STATEMENTS

Swap Agreement). The Second Note has an interest rate equal to the prime rate plus one-half percent (.5%) per annum and provides for a payment of all principal plus accrued interest on the date that is three (3) years after the Exchange Date. Consummation of the Swap is subject to obtaining all necessary Governmental approvals, including gaming approval.

     In exchange for its interest in the Resort, Boomtown will receive notes payable to Boomtown with an estimated value totaling $8.5 million, an estimated cash payment of $2.1 million, release from lease obligations under the Resort lease, Roski's assumption of certain liabilities and note obligations totaling approximately $3.8 million and the ongoing expenses of the Resort. Additionally, Roski will assume all operating leases including any residual balances due under such leases. The Swap Agreement requires approvals from applicable gaming authorities and Boomtown intends to seek the consent of the holders of a majority of the outstanding principal amount on the Notes (see Note 3). The Swap would be effected immediately following the Boomtown's Merger with Hollywood Park which is expected to be completed by the end of the first quarter of calendar 1997.

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

     On August 12, 1996, Hollywood Park and Roski further entered into a
Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Hollywood Park will, concurrently with the Swap, purchase the stock in Boomtown held by Roski ("Roski Stock") for its market price on the date of the Swap (estimated to be $3.5 million). The purchase will be paid through the issuance of an unsecured promissory note having an interest rate equal to the prime rate plus one percent (1%) per annum and providing for four equal annual principal payments plus accrued interest and maturing on the date that is four years after the Exchange Date. The Stock Purchase Agreement may also be terminated by Hollywood Park in the event that Boomtown and Hollywood
Park, in accordance with the provisions set forth in the Swap Agreement, elect to utilize a structure to effect the Swap which would require Roski to retain the Roski Stock.

     Boomtown took a non-cash, pre-tax charge of $36.6 million related to the Swap Agreement. The charge is comprised of the write-off of Boomtown's investment in lease of $12.7 million, an $18.9 million write-down of the related party notes receivable to $8.5 million and the write-down of the remaining net assets less the liabilities assumed by Roski of $5.0 million. In the

                      BLUE DIAMOND HOTEL & CASINO, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED) event that the actual amount of the second note is less than 3.5 million the Company will incur an additional loss on the sale of Blue Diamond.

     For a full discussion of the terms of the above described transactions and relationships, see Boomtown's 1994 Registration Statement on Form S-4, and Hollywood Park, Inc.'s Form S-4 dated September 18, 1996 as filed with the SEC.

     USE OF ESTIMATES - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Partnership's management to make estimates and assumptions that effect the amounts reported therein. Actual results could vary from such estimates.

     FAIR VALUES OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents approximate their respective fair values. The carrying amounts of the Company's borrowings under its debt agreements approximate their fair value. The fair value was based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash on hand and in banks. For purposes of the statements of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents. During the years ended September 30, 1994, 1995 and 1996, the Company paid interest of approximately $132,000, $452,000, and $216,000, respectively. Long-term debt incurred for the purchase of equipment during the years ended September 30, 1994, 1995 and 1996 amounted to approximately $6,296,000, $910,000, and $411,000, respectively. In addition, approximately $6,191,000 of the Company's debt related to certain equipment was relieved in a sales-leaseback transaction during the year ended September 30, 1995.

     CONCENTRATIONS OF CREDIT RISK - The Company places its cash in short-term investments which potentially subjects the Company to concentration of credit risk. Such investments are made with financial institutions having a high credit quality, and are collateralized by securities issued by the United States Government and other investment grade securities.

     INVENTORIES - Inventories consist primarily of food and beverage stock, hotel linens, supplies and uniforms, and are stated at the lower of cost (determined using the first-in, first-out method) or market.

     PRE-OPENING EXPENSES - Pre-opening expenses were associated with the development and opening of the Company's casino/hotel resort. These amounts include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the of the Company's casino/hotel. Such amounts were expensed when the Company commenced gaming operations (May 20, 1994).

                       BLUE DIAMOND HOTEL & CASINO, INC.

                          NOTES TO FINANCIAL STATEMENTS

          1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

     DEPRECIATION AND AMORTIZATION - Depreciation and amortization of property and equipment is provided on the straight-line method over the lesser of the estimated useful lives of the respective assets or the lease term. The estimated useful lives range from three to thirty-five years. In connection with the Swap Agreement the Company's property and equipment were written down to net realizable value as of September 30, 1996 and depreciation and amortization ceased. Amortization of the investment in lease was provided on the straight line method over 25 years. Accumulated amortization as of September 30, 1995 was approximately $545,000. Additionally, as a result of the Swap Agreement the investment in lease was written-off as of June 30, 1996.

     INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to record deferred income taxes for temporary differences that are reported in different years for financial reporting and for income tax purposes, and classify deferred tax liabilities and assets into current and non-current amounts based on the classification of the related assets and liabilities. The Company files its income tax return as a part of a consolidated return filed by Boomtown. The income tax accounts are computed as if the Company had filed a separate return. The Company reflects benefits for losses incurred when the losses would be utilized in their separate return or in the consolidated return.

     GAMING REVENUES AND PROMOTIONAL ALLOWANCES - In accordance with industry practice, the Company recognizes as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of rooms, food, beverage and other promotional allowances provided to customers without charge. The estimated costs of providing such promotional allowances have been classified as gaming operating expenses through interdepartmental allocations as follows:

                                                      Years ended September 30,
                                                    ----------------------------
                                                1994            1995            1996
                                           ------------    ------------    ------------
     Food and beverage                     $  1,055,000    $  3,012,000    $  2,696,000
     Hotel                                       32,000         239,000         120,000
     Other                                           --          74,000              --
                                           ------------    ------------    ------------

     Total costs allocated to gaming
          operating expenses               $  1,087,000    $  3,325,000    $  2,816,000
                                           ------------    ------------    ------------


     ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 1996, 1995 and 1994 totaled $1.9 million, $2.0 million and $561,000, respectively.

     COMMON STOCK OUTSTANDING AND NET LOSS PER SHARE - The Company is a wholly-owned and consolidated subsidiary of Boomtown. There are 100 shares of Company common stock issued

                       BLUE DIAMOND HOTEL & CASINO, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED) and there are no common stock equivalents outstanding. Therefore, the net loss per share of the Company has little or no meaning and is not presented herein.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                    September 30,
                                           ---------------------------
                                                1995          1996
                                           ------------   ------------

     Equipment                             $  1,559,000   $  2,536,000
     Furniture and fixtures                   3,584,000      2,677,000
     Building improvements                    1,495,000      2,441,000
     Construction in progress                    66,000             --
                                           ------------   ------------
                                              6,704,000      7,654,000
     Less accumulated depreciation
         and amortization                       943,000      1,549,000
     Write-down of assets in connection
       with the Swap Agreement (Note 1)              --      5,065,000
                                           ------------   ------------
                                           $  5,761,000   $  1,040,000
                                           ------------   ------------
                                           ------------   ------------

Amortization of leased assets is included in depreciation and amortization expense.

NOTE PAYABLE - BOOMTOWN, INC.

     Note payable - Boomtown, Inc., consists of (1) advances of approximately $10.1 million to the Company from Boomtown used to fund the Company's operating expenses, (2) advances of approximately $10.8 million to the Company from Boomtown used to fund the Company's pre-opening expenses and to acquire property and equipment for the resort and (3) approximately $13.6 million, including $1.2 million in capitalized interest representing non-cash transactions in which Boomtown exercised an option to purchase Roski's ownership interest in the Company in exchange for Boomtown stock and capitalized interest in the notes receivable from IVAC (Note 1). The principal of the note is variable and is due on demand along with the accrued interest. However, management of Boomtown will not require payment except to the extent of the Company's available cash flow. Payments are applied first to accrued interest and then to principal. Interest is calculated on the note at 11.5% and is based on the average monthly outstanding balance. In addition, management of Boomtown has agreed to continue to fund the Company's negative cash flows for the year ended September 30, 1997.

     Certain cash payments were made by Boomtown on behalf of the Company, primarily while in the Company's development stage, and are included in the accompanying statements of cash flows for the year ended September 30, 1994.

                     BLUE DIAMOND HOTEL & CASINO, INC.

                       NOTES TO FINANCIAL STATEMENTS

3. NOTE PAYABLE - BOOMTOWN, INC. (CONTINUED)

     During the years ended, September 30, 1994, 1995 and 1996, the Company incurred interest costs of $1,473,000 ($520,000 was capitalized), $2,801,000 (none capitalized) and $3,616,000 (none capitalized), respectively on advances and notes from Boomtown.

     The advances, note payable, accrued interest payable, interest expense to Boomtown, and management fee (Note 8), are eliminated in the consolidated financial statements of Boomtown.

LONG-TERM DEBT

     Long-term debt consists of the following:


                                                    September 30,
                                              ------------------------
                                                 1995           1996
                                              ---------        -------

     11.5% note payable                      $  808,000     $  442,000
     Capital lease obligation                   673,000        358,000
                                              ---------        -------
                                              1,481,000        800,000
     Less amounts due within one year           587,000        800,000
                                              ---------        -------
                                             $  894,000          $  --
                                              ---------        -------
                                              ---------        -------


     The 11.5% note payable is secured by furniture, fixtures and equipment with a net book value of approximately $1,480,000 as of September 30, 1996 (prior to the write down related to the Swap Agreement). This note matures in September 1997. The Capital lease obligation is secured by equipment with a net book value of approximately $727,600 as of September 30, 1996 (prior to the write down related to the Swap Agreement).. The capital lease obligation matures in September 1997.


5.   INCOME TAXES

     The benefit for income taxes consists of the following:

                                       Years ended September 30,
                                    1994         1995         1996
     Current                    ($1,362,000) ($3,754,000) ($4,722,000)
     Deferred                    (1,280,000)     292,000   (1,005,000)
                                 ----------   ----------   ----------
                                ($2,642,000) ($3,462,000) ($5,727,000)
                                 ----------   ----------   ----------
                                 ----------   ----------   ----------


     The difference between the Company's benefit for federal income taxes as presented in the accompanying statements of operation and benefit for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percent of loss before income tax benefit.

                  BLUE DIAMOND HOTEL & CASINO, INC.

                     NOTES TO FINANCIAL STATEMENTS

5.   INCOME TAXES (CONTINUED)

                                                       Years ended September 30,
                                                   1994           1995           1996
                                                   ----           ----           ----



     Income tax benefit at statutory rate         (34.0)%        (34.0)%        (34.0)%
     Meals and entertainment                        0.3 %          1.3 %           --
     Operating loss benefit limitation               --            1.4 %           --
     Write-off of investment in lease                --             --           14.9 %
                                                   ----           ----           ----
                                                  (33.7)%        (31.3)%        (19.1)%
                                                   ----           ----           ----
                                                   ----           ----           ----

     The significant components of the deferred income tax assets and liabilities included on the accompanying balance sheets are as follows:

                                             Years ended September 30,
                                             -------------------------
                                                 1995           1996
                                              ---------       --------
Deferred tax assets:
     Pre-opening expenses                  $  1,238,000     $  769,000
     Unrecognized loss on fixed assets
        under Swap Agreement                         --      1,722,000
     Accrued expenses                           194,000        272,000
     Operating loss carry forwards              161,000        161,000
     Less valuation allowance - loss
          carry forwards                       (161,000)      (161,000)
                                              ---------       --------
                                              1,432,000      2,763,000
Deferred tax liabilities:
  Depreciation                                  123,000        474,000
  Prepaid expenses                              322,000        297,000
                                              ---------       --------
                                                445,000        771,000
Net deferred tax assets                      $  987,000   $  1,992,000
                                              ---------       --------
                                              ---------       --------

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES - The Company leases its facilities and certain operating equipment under non-cancelable operating lease arrangements with terms in excess of one year. The aggregate future minimum annual rental commitments as of September 30, 1996 under operating leases having non-cancelable lease terms in excess of one year are as follows:

                                 Related Party      Other
                                ---------------------------
     1997                       $   5,429,000    $4,210,000
     1998                           5,429,000       465,000
     1999                           3,456,000       266,000
                                   ----------     ---------
                                $  14,314,000    $4,941,000
                                   ----------     ---------


                      BLUE DIAMOND HOTEL & CASINO, INC.

                        NOTES TO FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     RENTAL EXPENSE - During the years ended September 30, 1994, 1995 and 1996, rent expense amounted to approximately $2.2 million in 1994 and $9.4 million 1n 1995 and 1996, of which approximately $5.4 million was related to the resort lease with IVAC (Note
1). The resort lease commitments to IVAC are included in the above schedule even though the Company entered into the "Swap Agreement" on August 12, 1996, and following the closing of Boomtown's merger with Hollywood Park (refer to Item 1. "Business") the Swap Agreement will be consummated and the lease agreement will be terminated.

     SELF-INSURANCE - The Company maintains a plan of partial self-insurance for medical and dental coverage for substantially all full-time employees and their dependents. Claims aggregating $75,000 or more per individual during the policy year are fully covered by insurance. Management has established reserves (approximately $172,000 at September 30, 1996) considered adequate to cover estimated future payments on claims incurred through September 30, 1996.

     DEBT GUARANTEES - On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a limited guarantee by the Company. As defined in the Indenture relating to the Notes, the Company's guarantee is limited to loans made by Boomtown to IVAC (approximately $27.3 million at September 30, 1996) any outstanding liability related to advances received by the Company from Boomtown ($34.5 million at September 30, 1996). However, under the terms of the Swap Agreement, the Company would not be required to repay the loans made by Boomtown upon transferring the interest in the Company.

     In addition, the Company is a guarantor for a ship mortgage with an outstanding balance of $ 3.2 million at September 30, 1996, of Louisiana-I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

     The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operating leases; limitations on dividends, repurchases of capital stock of Boomtown and redemption of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes.

7. 401(K) PLAN

     The Company's employees are covered under the Boomtown, Inc., 401(k) Plan (the "Plan"). Under the Plan, the Company will match 50% of employees' contributions up to a maximum of 5% of the employees' wages. The Company recorded approximately, $6,000, $55,000 and $139,000 of expense during the years ended September 30, 1994, 1995 and 1996, respectively, related to their matching contributions.

                    BLUE DIAMOND HOTEL & CASINO, INC.

                      NOTES TO FINANCIAL STATEMENTS

8. MANAGEMENT FEE

     Boomtown is responsible for managing the operations of the Company and other of its subsidiaries (collectively the "Subsidiaries"). During 1995 and 1996, Boomtown charged the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function

(the "Management Fee"). During the year ended September 30, 1995 and 1996, the Company recorded Management Fees of $876,000 and $840,000, respectively (none in 1994).

9. OTHER EVENTS

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK")
- On April 23, 1996, the Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization, for income tax purposes and will be accounted for as a purchase for financial reporting purposes.

     Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in Boomtown's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger filed as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996, in addition to Boomtown's Form 10-K dated December 27, 1996 and filed with the SEC.

                       BLUE DIAMOND HOTEL & CASINO, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996

                                (IN THOUSANDS)

                                                            Additions         Deductions
                                           Balance at       Charged to        Write-offs,
                                          beginning of      Costs and           net of          Balance at
      Description                            Period          Expenses         Collections      End of Period
-----------------------------------       ------------     -----------        -----------      -------------

Year ended September 30, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts:     $     --           $      2              $    --          $     2

Year ended September 30, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts:     $      2           $     32                 ($20)         $    14



Year ended September 30, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts:     $     14           $     66                 ($33)         $    47





                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of December, 1996.

                              Blue Diamond Hotel & Casino, Inc.



                              /s/ Timothy J. Parrott
                              ---------------------------------------------
                              Timothy J. Parrott, Chairman of the Board and Chief Executive Officer

                             POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Parrott and Phil Bryan and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                    Date
--------------------------------------------------------------------------------

/s/ Timothy J. Parrott  Chairman of the Board and Chief       December 27 , 1996
----------------------  Officer (Principal Executive Officer)
Timothy J. Parrott

/s/ Phil E. Bryan        President and Director               December 27, 1996
----------------------
Phil E. Bryan

/s/ Jon L. Whipple       Vice President of Finance (Principal December 27 , 1996
----------------------   Financial and Accounting Officer)
Jon L. Whipple

/s/ Robert F. List       Director                             December 27, 1996
----------------------
Robert F. List


                            SCHEDULE OF EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION

10.1(1) Memorandum of Understanding dated March 15, 1993 among Boomtown, Inc., Industry Hills Visitor Accommodations Center, Blue Diamond Hotel & Casino, Inc. ("Blue Diamond"), Majestic Realty Co. ("Majestic"), and Edward P.Roski, Jr. ("Roski").

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

-----------------------

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

SCHEDULE OF EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                DESCRIPTION

(4) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1994.

(5) Incorporated by reference to the exhibit filed with Boomtown Inc.'s Form 10-K for the fiscal year ended September 30, 1994.

(6) Incorporated by reference to the exhibit filed with Boomtown Inc.'s Form 10-Q for the quarter ended June 30, 1996.