Form 10-K405/A
period 1996-09-30
BLUE DIAMOND HOTEL & CASINO INC
filed 1996-12-27
CIK 918875

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A

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



Reno, Nevada
November 8, 1996

                       BLUE DIAMOND HOTEL & CASINO, INC.

                                   BALANCE SHEETS
                                    (in thousands)
                                 (except share data)

                                                                  September 30,
                                                                1995     1996
                                                             ---------  -------

ASSETS:
Current assets:
   Cash and cash equivalents                                 $  2,630  $  2,563
   Accounts receivable, net                                       208       301
   Inventories                                                    873       336
   Prepaid expenses                                             1,350     1,367
   Other current assets                                           214       189
                                                              -------     -----
               Total current assets                             5,275     4,756

Property and equipment, net                                     5,761     1,040
Deferred income taxes                                             987     1,803
Investment in lease, net                                       13,077        --
Other assets                                                       53       237
                                                              -------     -----
     Total assets                                           $  25,153  $  7,836
                                                              -------     -----
                                                              -------     -----

LIABILITIES AND STOCKHOLDER'S DEFICIT:
Current liabilities:
   Accounts payable                                          $  1,119    $  895
   Accrued compensation                                           545       704
   Other accrued liabilities                                    2,042     1,283
   Note payable - Boomtown, Inc.                               29,021    33,785
   Accrued interest payable - Boomtown, Inc.                    3,754     7,372
   Long-term debt due within one year (Note 4)                    587       800
                                                              -------     -----
               Total current liabilities                       37,068    44,839
Long-term debt due after one year (Note 4)                        894        --

Commitment and contingencies (Note 6)

Stockholder's deficit:
   Common stock, no par value, 2,500 shares
       authorized, 100 shares issued and outstanding                1         1
   Accumulated deficit                                        (12,810)  (37,004)
                                                              -------     -----
               Total stockholder's deficit                    (12,809)  (37,003)
                                                              -------     -----
      Total liabilities and stockholder's deficit           $  25,153  $  7,836
                                                              -------     -----
                                                              -------     -----


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