Form 10-Q
period 1996-12-31
BLUE DIAMOND HOTEL & CASINO INC
filed 1997-02-14
CIK 918875

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                                QUARTERLY REPORT
                        Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended December 31, 1996           Commission File Number 0-20648


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

        c/o Boomtown, Inc.
     P.O. Box 399, Verdi, Nevada                                 89439-0399
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code:  (702) 345-8643


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No
                                           ----       ----

On February 13, 1997 the registrant had outstanding 100 shares of its Common Stock, no par value.

                       BLUE DIAMOND HOTEL & CASINO, INC.



PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

          Balance Sheets, September 30, 1996 and December 31, 1996 . . . .  3

          Statements of Operations for the Three Months
          Ended December 31, 1995 and 1996 . . . . . . . . . . . . . . . .  4

          Condensed Statements of Cash Flows for the Three Months
          Ended December 31, 1995 and 1996 . . . . . . . . . . . . . . . .  5

          Notes to Financial Statements  . . . . . . . . . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . . . 10


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


SCHEDULE OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       BLUE DIAMOND HOTEL & CASINO, INC.

                                 BALANCE SHEETS
                                 (in thousands)
                               (except share data)


                                                  September 30,   December 31,
                                                       1996            1996
                                                  ------------    ------------

ASSETS:
Current assets:
   Cash and cash equivalents                        $  2,563       $  3,282
   Accounts receivable, net                              301            273
   Inventories                                           336            387
   Prepaid expenses                                    1,367          1,463
   Other current assets                                  189            189
                                                   ---------       --------
      Total current assets                             4,756          5,594

Property and equipment, net                            1,040            830
Deferred income taxes                                  1,803          1,803
Other assets                                             237            214
                                                   ---------       --------
      Total assets                                  $  7,836       $  8,441
                                                   ---------       --------
                                                   ---------       --------


LIABILITIES AND STOCKHOLDER'S DEFICIT:
Current liabilities:
   Accounts payable                                   $  895         $  976
   Accrued compensation                                  704          1,164
   Other accrued liabilities                           1,283          1,119
   Note payable - Boomtown, Inc.                      33,785         34,953
   Accrued interest payable - Boomtown, Inc.           7,372          8,389
   Long-term debt due within one year (Note 2)           800            628
                                                   ---------       --------
      Total current liabilities                       44,839         47,229

Contingencies (Note 3)

Stockholder's deficit:
   Common stock, no par value, 2,500 shares
     authorized, 100 shares issued and
     outstanding                                           1              1
   Accumulated deficit                               (37,004)       (38,789)
                                                   ---------       --------
        Total stockholder's deficit                  (37,003)       (38,788)
                                                   ---------       --------
      Total liabilities and stockholder's deficit   $  7,836       $  8,441
                                                   ---------       --------
                                                   ---------       --------


                             See accompanying notes.

                       BLUE DIAMOND HOTEL & CASINO, INC.

                             STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                       Three Months Ended
                                                           December 31,
                                                      1995           1996
                                                   ---------       --------
Revenues:
     Gaming                                         $  7,988       $  8,401
     Food and beverage                                 1,817          2,117
     Hotel and recreational vehicle park               1,358          1,552
     Family entertainment center                          63             62
     Mini-mart                                            38             40
     Other income                                        152             98
                                                   ---------       --------
                                                      11,416         12,270

Costs and Expenses:
     Gaming                                            3,057          3,308
     Gaming equipment leases                             666            666
     Food and beverage                                 2,935          2,693
     Hotel and recreational vehicle park                 616            681
     Family entertainment center                          26             31
     Mini-mart                                            21             20
     Marketing                                         1,349          1,897
     General and administrative                        3,027          2,752
     Property rent                                     1,364          1,364
     Management fee-Boomtown, Inc. (Note 4)              228            180
     Depreciation and amortization                       319            243
                                                   ---------       --------
                                                      13,608         13,835

Loss from operations                                  (2,192)        (1,565)
Interest and other expense, net                         (777)        (1,079)
                                                   ---------       --------

Loss before income tax benefit                        (2,969)        (2,644)
Income tax benefit                                       959            859
                                                   ---------       --------


Net loss                                           ($  2,010)     ($  1,785)
                                                   ---------       --------
                                                   ---------       --------


                             See accompanying notes.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)



                                                       Three Months Ended
                                                           December 31,
                                                      1995            1996
                                                   ---------        --------
Cash flows from operating activities:
   Net loss                                        ($  2,010)     ($  1,785)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     Depreciation and amortization                       319            243
     Changes in operating assets
         and liabilities, net                            809          1,300
                                                   ---------       --------
         Net cash used in operating activities          (882)          (242)

Cash flows from investing activities:
     Payments for purchases of property
        and equipment                                    (95)           (33)
                                                   ---------       --------
         Net cash used in investing activities           (95)           (33)
                                                   ---------       --------
Cash flows from financing activities:
     Note payable-Boomtown, Inc.                       2,247          1,166
     Proceeds from long-term debt                        130
     Principal payments on long-term debt               (406)          (172)
                                                   ---------       --------
        Net cash provided by financing activities      1,971            994
                                                   ---------       --------

Net increase in cash and cash equivalents                994            719

Cash and cash equivalents:
     Beginning of period                               2,630          2,563
                                                   ---------       --------
     End of period                                  $  3,624       $  3,282
                                                   ---------       --------
                                                   ---------       --------


                             See accompanying notes.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

     BASIS OF PRESENTATION AND NATURE OF BUSINESS - Blue Diamond Hotel and Casino, Inc. ("Boomtown Las Vegas" or "Blue Diamond" or the "Company"), is a wholly owned subsidiary of Boomtown, Inc. ("Boomtown") and commenced operations in May 1994 on a 56-acre site at the interchange of Blue Diamond Road and Interstate 15, the principal thoroughfare connecting Southern California to Las Vegas. The property is heavily themed on an old mining town, as reflected on the outside facade and the interior decor. Boomtown Las Vegas includes a 30,000-square foot casino with 1,100 slot machines and 25 gaming tables, 300 hotel rooms, a 460-space full service recreational vehicle park, two restaurants, an entertainment lounge and a replica of an old mine where customers can pan for real gold. Boomtown Las Vegas currently employs approximately 900 employees.

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

     TERMINATION OF LAS VEGAS PROPERTY LEASE - On August 12, 1996, Boomtown, Blue Diamond, Hollywood Park, Roski, IVAC and Majestic Realty entered into the Blue Diamond Swap Agreement (the "Swap Agreement") pursuant to which the parties agreed that, upon consummation of the Merger, and contingent upon the closing of the Merger, Boomtown and Blue Diamond (or any transferee thereof as set forth in the Swap Agreement) would exchange their entire interest in the Blue Diamond Resort (the "Resort") (including the IVAC Loans), and effectively transfer all interest in the Resort to Edward P. Roski, Jr. ("Roski"), in exchange for a
$5.0 million unsecured promissory note (the "First Note") and an unsecured promissory note (the "Second Note") equal in amount to the note to be issued by Hollywood Park to Roski for the purchase of his Boomtown common stock referred to in a following paragraph (valued at approximately $3.5 million)
and assumption by Roski, IVAC or an affiliate of certain liabilities (the
"Swap").   The First Note has an interest rate equal to the prime rate plus one and one half percent (1.5%) per annum and provides for annual principal payments of one million dollars ($1,000,000) plus accrued interest and maturing on the date that is five years after the Exchange Date (as such terms are defined in the Swap Agreement). The Second Note has

                        BLUE DIAMOND HOTEL & CASINO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

an interest rate equal to the prime rate plus one-half percent (.5%) per annum and provides for a payment of all principal plus accrued interest on the date that is three (3) years after the Exchange Date. Consummation of the Swap is subject to obtaining all necessary Governmental approvals, including gaming approval.

     In exchange for its interest in the Resort, Boomtown will receive notes payable with an estimated value totaling $8.5 million, an estimated cash payment of $2.1 million, release from lease obligations under the Resort lease, Roski's assumption of certain liabilities and note obligations totaling approximately $3.8 million and the ongoing expenses of the Resort. Additionally, Roski will assume all operating leases including any residual balances due under such leases. The Swap Agreement requires approvals from applicable gaming authorities and Boomtown intends to seek the consent of the holders of a majority of the outstanding principal amount on the Notes (see Note 3). The Swap would be effected immediately following the Merger which is expected to be completed during the second quarter of calendar 1997.

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

     On August 12, 1996, Hollywood Park and Roski further entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Hollywood Park will, concurrently with the Swap, purchase the stock in Boomtown held by Roski ("Roski Stock") for its market price on the date of the Swap (estimated to be $3.5 million). The purchase will be paid through the issuance of an unsecured promissory note having an interest rate equal to the prime rate plus one percent (1%) per annum and providing for four equal annual principal payments plus accrued interest and maturing on the date that is four (4) years after the Exchange Date. The Stock Purchase Agreement may also be terminated by Hollywood Park in the event that Boomtown and Hollywood Park, in accordance with the provisions set forth in the Swap Agreement, elect to utilize a structure to effect the Swap which would require Roski to retain the Roski Stock.

     For a full discussion of the terms of the above described relationships and transactions, see Boomtown's 1994 Registration Statement on Form S-4, and Hollywood Park, Inc.'s Form S-4 dated September 18, 1996 as filed with the SEC, respectively.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

     INTERIM FINANCIAL INFORMATION - The balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position at December 31, 1996, the results of operations and cash flows for the three months ended December 31, 1996 and 1995, have been included.

     The Company's operations are seasonal and thus operating results for the three months ended December 31, 1996 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10(K) for the year ended September 30, 1996.

     RECLASSIFICATIONS - Certain reclassifications have been made to the fiscal 1996 financial statements to conform to the fiscal 1997 presentation.

2.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                 September 30,    December 31,
                                                      1996            1996
                                                 ------------    ------------
     11.5% note payable                            $ 442,000      $ 336,000
     Capital lease obligation                        358,000        292,000
                                                 -----------     ----------
                                                     800,000        628,000
     Less amounts due within one year                800,000        628,000
                                                 -----------     ----------
                                                   $    --        $    --
                                                 -----------     ----------
                                                 -----------     ----------

     The 11.5% note payable is secured by furniture, fixtures and equipment with a net book value of approximately $994,200 as of December 31, 1996 (prior to the write down related to the Swap Agreement). This note matures in September 1997. The Capital lease obligation is secured by equipment with a net book value of approximately $704,900 as of December 31, 1996 (prior to the write down related to the Swap Agreement). The capital lease obligation matures in September 1997.

3.   CONTINGENCIES

     On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a full and unconditional guarantee by the Partnership, as defined in the Indenture to the Notes.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

3.   CONTINGENCIES (CONTINUED)

     The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operational leases; limitations on dividends, repurchase of capital stock of Boomtown and redemption's of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes.

     In addition, the Company is a guarantor for a ship mortgage with an outstanding balance of $2.9 million at December 31, 1996, of Louisiana - I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

     The Company is also a guarantor of a note payable with an outstanding balance of $243,000 at December 31, 1996, of Mississippi - I Gaming, L.P., a majority owned and controlled Partnership of Boomtown.

4.   MANAGEMENT FEE

     Boomtown is responsible for managing the operations of the Company and other of its subsidiaries (collectively the "Subsidiaries"). During the first fiscal quarter ended December 31, 1995 and 1996, Boomtown charged the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee") in the amount of $228,000 and $180,000, respectively.

5.   COMMON STOCK OUTSTANDING AND NET LOSS PER SHARE

     The Company is a wholly-owned and consolidated subsidiary of Boomtown, Inc. There are 100 shares of Company stock issued and there are no common stock equivalents outstanding. Therefore, the net loss per share of the Company has little or no meaning and are not presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the three months ended December 31, 1995 and 1996 (unaudited):

                                                           Three Months Ended
                                                              December 31,
                                                             1995       1996
                                                            -----       -----

          Revenues:
             Gaming                                          70.0%     68.5%
             Non-gaming                                      30.0      31.5
                                                            -----     -----
                                                            100.0     100.0
          Operating expenses:
             Gaming                                          32.6      32.4
             Non-gaming                                      31.5      27.9
             Marketing, general & administrative             38.3      37.9
             Property rent                                   12.0      11.1
             Management fee - Boomtown, Inc.                  2.0       1.5
             Depreciation and amortization                    2.8       2.0
                                                            -----     -----
                                                            119.2     112.8

          Loss from operations                              (19.2)    (12.8)
          Interest and other income (expense), net           (6.8)     (8.8)
                                                            -----     -----
          Loss before tax benefit                           (26.0)    (21.6)
          Income tax benefit                                  8.4       7.0
                                                            -----     -----

          Net loss                                          (17.6)%   (14.6)%
                                                            -----     -----
                                                            -----     -----

     Total revenues for the quarter ended December 31, 1996 were $12.3 million, an increase of 7.5% over the $11.4 million during comparable prior year period. Gaming revenues were $8.4 million for the quarter just ended as compared to $8.0 million during the prior year quarter ended December 31, 1995. Gaming revenues are derived from slot machines, video gaming machines, various table games and keno. The increase in gaming revenues during the current year quarter resulted primarily from increased marketing efforts including a major marketing promotion titled "Wake the Dragon" resulting in higher slot machine volume during the quarter. The slot promotion was very popular in increasing the local patronage of the Boomtown property.

     Non-gaming revenues were $3.9 million and $3.4 million for the quarters ended December 31, 1996 and 1995, respectively. Non-gaming revenues consist of revenue from food and beverage sales, a 300 room hotel, a 460 space full-service recreational vehicle park and other entertainment amenities. The increase in non-gaming revenues resulted from higher food and beverage sales, as the Company has expanded its efforts on improving the quality of its food in order to increase gaming patronage as well as improved occupancy at the hotel and RV park as Boomtown becomes more established in the market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The gaming margin was $4.4 million during the first quarter of fiscal 1997 as compared to $4.3 million in the prior year period. As a percentage of revenue the gaming margin was 52.7% and 53.4% for the quarters ended December 31, 1996 and 1995, respectively. The non-gaming margin for the quarter ended December 31, 1996 was $444,000 as compared to a loss of $170,000 during the prior year period. The increase in the non-gaming margin resulted from improved revenues and lower costs from the Company's restaurant and bar sales. The Company continues to achieve its success in increasing revenues from its food and beverage sales by enhancement of quality and lowering costs as a percentage of revenue.

     Marketing expenses were $1.9 million for the quarter just ended, compared to $1.3 million during the same prior year period. The increase in marketing expense resulted primarily from additional outdoor billboard advertising, costs associated with its "Wake the Dragon" promotion and higher cash redemption fees from the Company's players club. General and administrative expenses were $2.8 million for the first quarter of fiscal 1997, compared to $3.0 million, a 9.1% decline over the prior period ended December 31, 1995. The reduction in general and administrative expenses results from lower payroll as the Company continues its efforts to implement cost reduction measures.

     During the three months ended December 31, 1996 and 1995, the Company incurred $1.4 million in property rent from the Company's agreement to lease the land and building facilities in the operations of its casino property.

     Depreciation expense for the quarter ended December 31, 1996 was $243,000 as compared to $319,000 in the same prior year period. The reduction resulted from the write-down of fixed assets during the third quarter of fiscal 1996 in accordance with the Company's agreement to exchange its interest in the Blue Diamond Resort and effectively transfer all interest in the Resort to the lessor and property owner.

     The Company incurred interest expense of $1.1 million during the first quarter of fiscal 1997 compared to $779,000 during the same prior year period. The majority of the interest expense is charged by Boomtown, Inc. on the outstanding notes payable to Boomtown, Inc. The higher interest expense during the current year period was a result of a higher outstanding note balance payable to Boomtown, Inc.

GUARANTEE OF BOOMTOWN NOTES BY THE PARTNERSHIP

     In November 1993, Boomtown closed the issuance and sale of an aggregate of $103.5 million principal amount of 11.5% First Mortgage Notes due November 1, 2003 (the "Notes") and warrants to purchase 472,000 shares of Boomtown's Common Stock. Payment of the principal, interest and any other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Boomtown, including the Partnership. See the Indenture, which is hereby incorporated by reference, attached as Exhibit 12.36 to Boomtown, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1994.

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

                                        Blue Diamond Hotel & Casino, Inc.
                                        Registrant

Date: February 14, 1997                 /s/ Phil E. Bryan
                                        -----------------------------------
                                        Phil E. Bryan, President; Chief
                                        Operating Officer

Date: February 14, 1997                 /s/ Jon L. Whipple
                                        -----------------------------------
                                        Jon L. Whipple, Vice President of
                                        Finance, Principal Accounting and
                                        Financial Officer

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

10.3(5) First Amendment to and Clarification of Stockholders and Affiliates Agreement dated as of November 10, 1993 between Blue Diamond, Edward
          P. Roski, Sr., Roski, the Roski Community Property Trust, the Roski Senior Revocable Trust, Boomtown, Inc., IVAC and Majestic.

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

10.9(2) Management Agreement dated as of June 30, 1993 between Boomtown, Inc., and Blue Diamond.

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

10.16(5) Subordination Agreement dated as of November 10, 1993 between Majestic, IVAC and Boomtown, Inc.

10.17(5) Omnibus Consent Agreement dated as of November 10, 1993 between Blue Diamond, Edward P. Roski, Sr., Roski, the Roski Community Property Trust, the Roski Senior Revocable Trust, Boomtown, Inc., IVAC and Majestic.

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

---------------

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