Form 10-Q
period 1997-03-30
BLUE DIAMOND HOTEL & CASINO INC
filed 1997-05-15
CIK 918875

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                                QUARTERLY REPORT
                        Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended March 31, 1997              Commission File Number 0-20648


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

On May 13, 1997 the registrant had outstanding 100 shares of its Common Stock, no par value.

                       BLUE DIAMOND HOTEL & CASINO, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets, September 30, 1996 and March 31, 1997. . . . . . .  3

          Statements of Operations for the Three and Six Months
          Ended March 31, 1996 and 1997. . . . . . . . . . . . . . . . . . .  4

          Condensed Statements of Cash Flows for the Six Months
          Ended March 31, 1996 and 1997. . . . . . . . . . . . . . . . . . .  5

          Notes to Financial Statements  . . . . . . . . . . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . . . . 10


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

SCHEDULE OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                       PART I - FINANCIAL INFORMATION

                      BLUE DIAMOND HOTEL & CASINO, INC.

                                 BALANCE SHEETS
                                  (in thousands)
                               (except share data)

                                                 September 30,      March 31,
                                                     1996             1997
                                                 ------------     ------------
                                                                   (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                       $   2,563         $   2,811
   Accounts receivable, net                              301               272
   Inventories                                           336               363
   Prepaid expenses                                    1,367             1,202
   Other current assets                                  189               189
                                                   ---------         ---------
      Total current assets                             4,756             4,837

Property and equipment, net                            1,040               640
Deferred income taxes                                  1,803             1,803
Other assets                                             237               208
                                                   ---------         ---------
      Total assets                                 $   7,836         $   7,488
                                                   ---------         ---------
                                                   ---------         ---------
LIABILITIES AND STOCKHOLDER'S DEFICIT:
Current liabilities:
   Accounts payable                                $     895         $     781
   Accrued compensation                                  704               771
   Other accrued liabilities                           1,283             1,489
   Note payable - Boomtown, Inc.                      33,785            35,264
   Accrued interest payable - Boomtown, Inc.           7,372             9,398
   Long-term debt due within one year (Note 2)           800               450
                                                   ---------         ---------
      Total current liabilities                       44,839            48,153

Stockholder's deficit:
   Common stock, no par value, 2,500 shares
       authorized, 100 shares issued and
       outstanding                                         1                 1
   Accumulated deficit                               (37,004)          (40,666)
                                                   ---------         ---------
      Total stockholder's deficit                    (37,003)          (40,665)
                                                   ---------         ---------
      Total liabilities and stockholder's deficit  $   7,836         $   7,488
                                                   ---------         ---------
                                                   ---------         ---------

                            See accompanying notes.

                       BLUE DIAMOND HOTEL & CASINO, INC.

                           STATEMENT OF OPERATIONS
                                (in thousands)
                                  (unaudited)


                                              Three Months Ended        Six Months Ended
                                                  March 31,                 March 31,
                                              1996         1997         1996       1997
                                            -------      -------      -------    -------
REVENUES:

 Gaming                                   $  8,326      $  8,018     $ 16,314   $ 16,419
 Food and Beverage                           2,024         2,133        3,841      4,250
 Hotel and recreational vehicle park         1,518         1,577        2,876      3,128
 Family entertainment center                    54            59          117        121
 Mini-mart                                      38            40           76         80
 Other income                                  131           106          283        205
                                          --------      --------     --------   --------
                                            12,091        11,933       23,507     24,203

COSTS AND EXPENSES:

 Gaming                                      3,233         3,235        6,290      6,543
 Gaming equipment leases                       666           666        1,332      1,332
 Food and beverage                           2,497         2,654        5,432      5,347
 Hotel and recreational vehicle park           628           665        1,244      1,346
 Family entertainment center                    23            34           48         65
 Mini-mart                                      21            26           43         45
 Marketing                                   1,483         1,781        2,833      3,678
 General and administrative                  2,999         2,804        6,026      5,558
 Property rent                               1,365         1,365        2,728      2,728
 Management fee-Boomtown, Inc. (Note 4)        180           180          408        360
 Depreciation and amortization                 346           247          665        490
                                          --------      --------     --------   --------
                                            13,441        13,657       27,049     27,492

Loss from operations                        (1,350)       (1,724)      (3,542)    (3,289)
Interest and other expense, net               (994)       (1,057)      (1,771)    (2,136)
                                          --------      --------     --------   --------
Loss before income tax benefit              (2,344)       (2,781)      (5,313)    (5,425)
Income tax benefit                             783           904        1,742      1,763
                                          --------      --------     --------   --------
Net loss                                   ($1,561)      ($1,877)     ($3,571)   ($3,662)
                                          --------      --------     --------   --------
                                          --------      --------     --------   --------


                             See accompanying notes.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                 Increase (decrease) in cash and cash equivalents
                                (in thousands)
                                 (unaudited)


                                                         Six Months Ended
                                                             March 31,
                                                        1996          1997
                                                      -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           ($3,571)      ($3,662)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation and amortization                            665           490
 Changes in operating assets and liabilities, net        (323)        2,381
                                                      -------       -------
    Net cash used in operating activities              (3,229)         (791)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for purchases of property
    and equipment                                        (161)          (89)
                                                      -------       -------
   Net cash used in investing activities                 (161)          (89)
                                                      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Note payable-Boomtown, Inc.                            4,322         1,479
 Proceeds from long-term debt                             163            --
 Principal payments on long-term debt                    (583)         (351)
                                                      -------       -------
   Net cash provided by financing activities            3,902         1,128
                                                      -------       -------
Net increase in cash and cash equivalents                 512           248

CASH AND CASH EQUIVALENTS:
 Beginning of period                                    2,630         2,563
                                                      -------       -------
 End of period                                         $3,142        $2,811
                                                      -------       -------
                                                      -------       -------

                             See accompanying notes.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     INTERIM FINANCIAL INFORMATION - The balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position at March 31, 1997, the results of operations for the three and six months ended March 31, 1996 and 1997, and cash flows for the six months ended March 31, 1996 and 1997, have been included.

     The Company's operations are seasonal and thus operating results for the three and six months ended March 31, 1997 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 1996.

     RECLASSIFICATIONS - Certain reclassifications have been made to the fiscal 1996 financial statements to conform to the fiscal 1997 presentation.

2.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                         September 30,            March 31,
                                             1996                   1997
                                         ------------           ------------
     11.5% note payable                    $ 442,000              $ 227,000
     Capital lease obligation                358,000                223,000
                                           ---------              ---------
                                             800,000                450,000
     Less amounts due within one year        800,000                450,000
                                           ---------              ---------
                                           $   --                 $    --
                                           ---------              ---------
                                           ---------              ---------

     The 11.5% note payable is secured by furniture, fixtures and equipment with a net book value of approximately $783,300 as of March 31, 1997 (prior to the write down related to the Swap Agreement). This note matures in September 1997. The Capital lease obligation is secured by equipment with a net book value of approximately $682,000 as of March 31, 1997 (prior to the write down related to the Swap Agreement). The capital lease obligation matures in September 1997.

                       BLUE DIAMOND HOTEL & CASINO, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

3.   CONTINGENCIES

     On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a limited guarantee by Blue Diamond, as defined in the Indenture to the Notes.

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

     In addition, the Company is a guarantor for a ship mortgage with an outstanding balance of $2.6 million at March 31, 1997, of Louisiana - I Gaming, L.P., a wholly owned and controlled partnership of Boomtown.

     The Company is also a guarantor of a note payable with an outstanding balance of $164,000 at March 31, 1997, of Mississippi - I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

4.   MANAGEMENT FEE

     Boomtown is responsible for managing the operations of the Company and other of its subsidiaries (collectively the "Subsidiaries"). During the three and six months ended March 31, 1996 and 1997, Boomtown charged the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). The Management Fee amounted to approximately $180,000 each at the three months ended March 31, 1996 and 1997 and $360,000 and $480,000 during the six months ended March 31, 1997 and 1996, respectively.

5.   COMMON STOCK OUTSTANDING AND NET LOSS PER SHARE

     The Company is a wholly-owned and consolidated subsidiary of Boomtown, Inc. There are 100 shares of Company stock issued and there are no common stock equivalents outstanding. Therefore, the net loss per share of the Company has little or no meaning and are not presented herein.

                       BLUE DIAMOND HOTEL & CASINO, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

6.   OTHER EVENTS

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK")
- On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Boomtown would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization. The shareholders of Boomtown and Hollywood Park have approved the Merger. To date, the Merger has also been approved by the Mississippi and Nevada gaming authorities. The Merger is still subject to approval by the Louisiana gaming authorities.

     Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in Boomtown's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger file as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

7.   RELATED PARTY TRANSACTIONS

     TERMINATION OF LAS VEGAS PROPERTY LEASE - On August 12, 1996, Boomtown, Blue Diamond, Hollywood Park, Roski, IVAC and Majestic Realty entered into the Blue Diamond Swap Agreement (the "Swap Agreement") pursuant to which the parties agreed that, upon consummation of the Merger, and contingent upon the closing of the Merger, Boomtown and Blue Diamond (or any transferee thereof as set forth in the Swap Agreement) would exchange their entire interest in the Blue Diamond Resort (the "Resort") (including the IVAC Loans), and effectively transfer all interest in the Resort to Edward P. Roski, Jr. ("Roski") in exchange for a $5.0 million unsecured promissory note (the "First Note") and an unsecured promissory note (the "Second Note") equal in amount to the note to be issued by Hollywood Park to Roski for the purchase of his Boomtown common stock referred to in a following paragraph (valued at approximately $3.5 million) and assumption by Roski, IVAC or an affiliate, of certain liabilities (the "Swap"). The First Note has an interest rate equal to the prime rate plus one and one half percent (1.5%) per annum and provides for annual principal payments of one million dollars ($1,000,000) plus accrued interest and maturing on the date that is five years after the Exchange Date (as such terms are defined in the Swap Agreement). The Second Note has an interest rate equal to the prime rate plus one-half percent (.5%)
 per annum and provides for a payment of all principal plus accrued interest on the date that is three (3) years after the Exchange Date. Consummation of the Swap is subject to obtaining the necessary Governmental approvals, including gaming approval.

     In exchange for its interest in the Resort, Boomtown will receive notes payable with an estimated value totaling $8.5 million, an estimated cash payment of $2.1 million, release from lease obligations under the Resort lease, Roski's assumption of certain liabilities and note obligations, totaling approximately $3.8 million and the ongoing expenses of the Resort. Additionally, Roski will assume all operating leases including any residual balances due under such leases. The Swap Agreement requires approvals from applicable gaming authorities and Boomtown intends to seek the consent of the holders of a majority of the outstanding principal amount on the Notes (see
Note 3). The Swap would be effective immediately following the Merger which is expected to be completed during the second quarter of calendar 1997.

                       BLUE DIAMOND HOTEL & CASINO, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

7.   RELATED PARTY TRANSACTIONS (continued)

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

     For a full discussion of the terms of the above described relationships and transactions, see Boomtown's 1994 Registration Statement of Form S-4, and Hollywood Park, Inc.'s Form S-4 dated September 18, 1996 as filed with the SEC, respectively.

                       BLUE DIAMOND HOTEL & CASINO, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the three and six months ended March 31, 1996 and 1997 (unaudited):


                                             Three Months Ended         Six Months Ended
                                                 March 31,                  March 31,
                                              1996        1997          1996        1997
                                             ------      ------        ------      ------
REVENUES:
  Gaming                                      68.9 %     67.2 %         69.4%       67.8%
  Non-gaming                                  31.1       32.8           30.6        32.2
                                            ------     ------         ------      ------
                                             100.0      100.0          100.0       100.0
OPERATING EXPENSES:
  Gaming                                      32.2       32.7           32.4        32.5
  Non-gaming                                  26.2       28.3           28.8        28.1
  Marketing, general & administrative         37.1       38.4           37.7        38.2
  Property rent                               11.3       11.4           11.6        11.3
  Management fee - Boomtown, Inc.              1.5        1.5            1.8         1.5
  Depreciation and amortization                2.9        2.1            2.8         2.0
                                            ------     ------         ------      ------
                                             111.2      114.4          115.1       113.6

Loss from operations                         (11.2)     (14.4)         (15.1)      (13.6)
Interest and other expense, net               (8.2)      (8.9)          (7.5)       (8.8)
                                            ------     ------         ------      ------
Loss before income tax benefit               (19.4)     (23.3)         (22.6)      (22.4)

Income tax benefit                             6.5        7.6            7.4         7.3
                                            ------     ------         ------      ------
Net loss                                     (12.9)%    (15.7)%        (15.2)%     (15.1)%
                                            ------     ------         ------      ------
                                            ------     ------         ------      ------


     Total revenues for the quarter and six months ended March 31, 1997 were $11.9 million and $24.2 million, respectively, a decline of 1% for the quarter from $12.1 million and an increase of 3% from $23.5 million for the corresponding periods of the prior year. Gaming revenues, which made up approximately 67% of total revenues, were $8.0 million for the quarter just ended as compared to $8.3 million during the prior year quarter. For the six month periods ended March 31, 1997 and 1996 gaming revenues were $16.4 million and $16.3 million, respectively, an increase of 1% over the prior year period. During the most recent quarter, the Company's gaming revenue was weakened due to strong competition from local casino operators and the opening of new casinos in the western Las Vegas market including the Orleans casino on December 18, 1996 and the New York, New York hotel and casino on January 2, 1997. In an effort to retain casino patronage during the opening of competitor casinos the Company implemented slot and video poker promotions which produced lower hold percentages. During the three month period ended March 31, 1997, the slot hold percentage was 27.65% as compared to 29.19% during the prior year commensurate period.

                      BLUE DIAMOND HOTEL & CASINO, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     For the most recent six month period, the increase in gaming revenues resulted from a 7.5% improvement during the Company's first fiscal quarter ended December 31, 1996 related to higher slot machine volume from the success of major marketing promotions. The slot machine promotion was very popular in increasing local patronage at the Boomtown property, and although the promotions have provided higher volume and slot machine play, the increase in revenues has been offset by a lower hold percentage retained during the promotions.

     For the quarter and six months ended March 31, 1997, the Company reported a gaming margin of 51.3% and 52.0%, respectively, compared to 53.2% and 53.3%, respectively, reported during the prior year same periods. Gaming expenses consist of costs associated with operating the casino gaming at the property including employee salaries and other employee related expenses, gaming taxes and licenses, gaming equipment leases, costs associated with providing complementaries to casino patrons and other miscellaneous and administrative costs.

     Non-gaming revenues were $3.9 million and $3.8 million for the quarters ended March 31, 1997 and 1996, respectively. Non-gaming revenues consist of revenue from food and beverage outlets, a 300 room hotel, a 460 space full service recreational vehicle park and other entertainment and service amenities. For the six months ended March 31, 1997 non-gaming revenues increased 8.2% to $7.8 million from the $7.2 million reported during the prior year period. The increase in non-gaming revenues primarily resulted from higher food and beverage sales, as the Company expanded its efforts to improve the food quality and increase the pricing structure on most food items. Additionally, sales from the Company's hotel and recreational vehicle park grew from higher pricing and improved occupancy as Boomtown becomes more established and well known in the Las Vegas market.

     The non-gaming margin for the quarter ended March 31, 1997 was 13.7%, or $536,000 compared to 15.8% or $596,000 reported during the prior year period. The decline in non-gaming margin primarily resulted from a lower margin from food and beverage sales as the property has implemented efforts to enhance the quality of its food product in efforts to provide additional casino patronage. As a general rule, the Company generates a negative margin from its food and beverage sales in efforts to support its gaming operations. For the six month period ended March 31, 1997 non-gaming margin was 12.6% or $981,000 compared to 5.9% or $426,000 in 1996. The improvement in the non-gaming margin during the first half of fiscal 1997 primarily resulted from poor margins during the prior year first quarter due to the expansion of restaurant facilities and food promotions. Subsequent to the first fiscal quarter of 1996 the Company recognized strong improvements in the margin due to its enhanced food product and enhanced pricing structure.

     Marketing expenses for the second quarter of fiscal 1997 were $1.8 million, compared to $1.5 million reported during the prior year commensurate period. The increase in marketing expenses resulted directly from additional outdoor billboard advertising, costs associated with its "Wake the Dragon" promotion and higher cash redemption fees from the Company's players club and other cash promotions. During the six month period just ended, marketing expenses totaled $3.7 million compared to $2.8 million in the prior year period. The increase also resulted primarily from a $750,000 increase in costs associated with its "Wake the Dragon" promotion and additional cash prize drawings.

                      BLUE DIAMOND HOTEL & CASINO, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     General and administrative expenses ("G&A") consist primarily of costs from the Company's human resources, security, surveillance, credit, purchasing, facilities and accounting departments. Total G&A expenses for the quarter and six months ended March 31, 1997 were $2.8 million and $5.6 million, respectively, compared to $3.0 million and $6.0 million, respectively, reported during the same prior year periods. The lower G&A expenses resulted primarily from a $250,000 and $460,000 improvement in payroll costs, respectively, as the Company continues its efforts to implement overhead reduction measures. During the three and six month periods just ended the Company incurred rent expenses of $1.4 million and $2.7 million, respectively, related to leasing the land and building facilities of the casino property.

     Depreciation expense for the quarter ended March 31, 1997 was $247,000 compared to $346,000 the same prior year period. For the first half of fiscal 1997, the Company realized a 26% improvement in depreciation expenses resulting from the write-down of fixed assets during the third quarter of fiscal 1996 in accordance with the Company's agreement to exchange its interest in the Company to the owner and lessor of the Boomtown Las Vegas property. In June, 1996 the Company wrote-down its fixed assets from approximately $6.1 million to $1.0 million related to the revaluation of property assets in accordance with the pending divestiture.

     The Company incurred net interest expense of $1.1 million during the second quarter of fiscal 1997 compared to $994,000 during the same prior year period. On a year-to-date basis the Company reported net interest expense of $2.1 million compare to $1.8 million during the prior year same period. The majority of the interest expense is charged by Boomtown, Inc. on the outstanding note payable, the additional interest expense resulted from a higher outstanding note balance.

GUARANTEE OF BOOMTOWN NOTES BY THE PARTNERSHIP

     In November 1993, Boomtown closed the issuance and sale of an aggregate of $103.5 million principal amount of 11.5% First Mortgage Notes due November 1, 2003 (the "Notes") and warrants to purchase 472,000 shares of Boomtown's Common Stock. Payment of the principal, interest and any other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Boomtown, including Blue Diamond. See the Indenture, which is hereby incorporated by reference, attached as Exhibit 10.36 to Boomtown, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1994.

     Some statements set forth above include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     NONE

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits enclosed herein are detailed on the Schedule of Exhibits on page 15.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              Blue Diamond Hotel & Casino, Inc.
                              Registrant

                              /s/ PHIL E. BRYAN
Date: May 14, 1997            ------------------------------------------------
                              Phil E. Bryan, President; Chief Operating Officer

                              /s/ JON L. WHIPPLE
Date: May 14, 1997            ------------------------------------------------
                              Jon L. Whipple, Vice President of Finance;
                              Principal Accounting and Financial Officer

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

--------------------

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